Form 10-Q
period 1996-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1996-05-15
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                     for the quarter ended March 31, 1996


                            Commission File Number
                                    0-17669
                                    -------


                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)


                I.R.S. Employer Identification No.  04-2981989
                                                    ----------

                  2335 North Bank Drive, Columbus, OH  43220
      Registrant's Telephone Number, Including Area Code:  (614) 451-9929


       Securities Registered Pursuant to Section 12(b) of the Act:  None
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                              Yes   X    No
                                  -----      -----

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                            MARCH 31, 1996 FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                  PAGE NO.
- - -----------------------------                                  --------

Item 1.    Unaudited Combined Financial Statements

      Combined Balance Sheet.....................                   3

      Combined Statement of Operations...........                   5

      Combined Statement of Cash Flows...........                   6

      Notes to Combined Financial Statements.....                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations.........................                   8

PART II  OTHER INFORMATION
- - --------------------------
      Other Information..........................                  12

      Signatures.................................                  13


                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEET MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                 (In Thousands)




                                              March 31      December 31
ASSETS                                          1996            1995
- - ------                                        --------      -----------
Current Assets:
     Cash and cash equivalents                 $    714       $  1,130
     Tenants' security deposits                     445            415
     Mortgage escrow deposits                       718            642
     Prepaid expenses and other assets              962            724
                                               --------       --------
          Total current assets                    2,839          2,911
                                               --------       --------

Assets limited as to use                          5,226          4,966

Rental property:
     Buildings and improvements (Note B)         75,380         77,599
     Furniture and equipment                      2,439          2,428
                                               --------       --------
                                                 77,819         80,027
       Less accumulated depreciation            (18,934)       (18,235)
                                               --------       --------
                                                 58,885         61,792
     Land                                         4,269          4,269
                                               --------       --------
                                                 63,154         66,061
                                               --------       --------
Prepaid land leases, less current
     maturities                                     101            101
                                               --------       --------
          Total assets                          $71,320        $74,039
                                               ========       ========




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEET, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL            March 31,      December 31,
                                               1996             1996
- - ---------------------------------            ---------      ------------
                                            (Unaudited)
Liabilities not subject to compromise:
Current liabilities:
     Accounts payable and accrued             $ 1,846          $ 1,791
      expenses
     Rents received in advance                     37               25
     Deposits held                                443              462
     Accrued interest on mortgage notes
       payable                                    159              438
     Current maturities of term debt              852            3,631
                                             --------         --------
          Total current liabilities             3,337            6,347
                                             --------         --------
Term debt, less current maturities:
     Mortgage notes payable                    42,494           42,678
     Promissory notes, including accrued
        interest payable                       23,199           23,217
                                             --------         --------
                                               65,693           65,895
                                             --------         --------
Liabilities subject to compromise (Note         3,743                0
 C):

Partners' capital:
     General Partners:
       NHT, Inc.                                   (5)              (2)
       Other Operating General Partners            (2)              54

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                     (1,446)           1,745
                                             --------         --------
                                               (1,453)           1,797
                                             --------         --------
          Total liabilities and
            partners' capital                 $71,320          $74,039
                                             ========         ========




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In Thousands, except per Unit Amounts)

                                          1996        1995
                                         ------      ------
Rental revenues:
     Rental revenues                    $ 3,090     $ 3,054
     Other income                            80          70
                                        -------     -------

        Total revenues                    3,170       3,124
                                        -------     -------
Rental expenses:
     Administration                         420         385
     Operating and maintenance              668         678
     Management fees                        302         210
     Utilities                              512         493
     Taxes and insurance                    483         483
     Depreciation and amortization          745         759
     Impairment loss (Note B)             2,300           0
                                        -------     -------
        Total expenses                    5,430       3,008
                                        -------     -------
          Income (loss) from operations  (2,260)        116
                                        -------     -------
Other revenues and (expenses):
     Interest income                         21          37
     Interest expense                      (912)       (925)
     Partnership management fees            (75)        (66)
                                        -------     -------
          Net loss                      $(3,226)    $  (838)
                                        =======     =======

Net loss per limited partnership unit   $ (3.18)    $ (0.82)
                                        =======     =======




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In Thousands)

                                            1996        1995
                                           ------      ------
Cash flows from operating activities:
     Net loss                             $(3,226)   $  (838)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
          Impairment loss                   2,300          0
          Depreciation and amortization       745        759
          Accrued interest on                 424        349
           promissory notes
     Changes in operating assets and
         liabilities:
     Increase in deposits,
          prepaids and other assets          (390)      (151)
     (Decrease) Increase  in accounts
          payable and accrued expenses        307        (14)
        (Decrease) Increase in other
         current liabilities                   21         (8)
                                          -------   --------
Cash provided by operations                   181         97
                                          -------    -------
Investing activities:
     Additions to buildings, furniture
      and equipment, net                      (92)      (282)
     Withdrawals (Deposits) to assets
        limited as to use, net               (260)       124
                                          -------    -------
        Cash used for investing
            activities                       (352)      (158)
                                          -------    -------
Financing Activities:
     General partners cash distributions      (24)         -
     Payments of term debt                   (221)      (172)
                                          -------   --------
       Net cash used for
          financing activities               (245)      (172)
                                          -------    -------
     Decrease in cash and cash
        equivalents                          (416)      (233)
Cash and cash equivalents beginning
     of year                                1,130      1,206
                                          -------    -------
   Cash and cash equivalents end
     of period                            $   714    $   973
                                          =======    =======



                     The accompanying notes are an integral
                   part of the combined financial statements.

                 NATIONAL HOUSING TRUST LIMITED PARTNERSHIP AND
             ITS SUBSTANTIALLY WHOLLY OWNED OPERATING PARTNERSHIPS
                                  (UNAUDITED)
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying combined financial statements include the accounts of National Housing Trust Limited Partnership (Investment Partnership) and the Operating Partnerships in which it has acquired a significant limited partnership interest.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the combined financial position, results of operations, and cash flows on a consistent basis.

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 1995 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.

NOTE B--IMPAIRMENT OF LONG-LIVED ASSETS

The Investor Partnership has two Fort Worth, Texas Operating Partnerships which had been in default of their mortgage obligations for their two properties with mortgages held by HUD.

In November 1995, the General Partner was notified that the mortgage loans on these two properties had been acquired from HUD by a Texas bank, which demanded that the mortgages be brought current immediately. On March 14, 1996 the bank notified the General Partner that the properties would be foreclosed upon if the related mortgages were not paid in full by April 2, 1996. On March 26 and 28, 1996 the General Partner filed a petition for relief under Chapter 11 of the Bankruptcy Code for each of the two Operating Partnerships. The General Partner does not currently anticipate that this action will have any significant impact on the combined operations of the Investment Partnership.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Investment Partnership has adopted Statement 121 in the first quarter of 1996. The fair value was based on the purchase price of the mortgages of the two Operating Partnerships. The new impairment rules resulted in the recognition of an impairment loss of $2.3 million related to the two properties referred to above that was charged against operations in first quarter 1996.

Further, if the lender is successful in its foreclosure proceedings, the debt and related accrued interest would be recorded as an extraordinary gain in the period the foreclosure is consummated. A foreclosure or sale of the properties would result in adverse tax consequences to the investors of the Investment Partnership, including the recapture of a portion of the low income tax credits allocated to these two properties as well as a reduction of tax credits in future years.

NOTE C--LIABILITIES SUBJECT TO COMPROMISE

On March 26 and 28, 1996, the two Fort Worth, Texas Operating Partnerships (see Note B) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Northern District of Texas, Fort Worth Division.

Under Chapter 11, certain claims (including the mortgage notes payable) against each of the Operating Partnerships in existence prior to the filing are automatically stayed while the Operating Partnerships continues business operations as a debtor-in-possession. The claims have been reflected in the accompanying balance sheet as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from various sources, including a determination of allowed claims by the bankruptcy court. These additional claims will be reflected as "liabilities subject to compromise" when the likelihood of the claim is probable and the allowed claim can be reasonably estimated.

As of the date of this report, the Operating Partnerships are formulating their proposed Plans of Reorganization. It is indeterminable at this time what impact, if any, the Plans of Reorganization will have on the Operating Partnerships. Management believes that a Plan, once filed and approved, will allow each of the Operating Partnerships to continue as a going concern; but there can be no assurance that the court will approve such a plan.

Liabilities subject to compromise consist of the following as of March 31, 1996:


Mortgage notes payable                    $2,742,000
Accrued interest mortgage notes payable      368,000
Promissory notes                             353,000
Accounts payable and accrued expenses        252,000
Deposits held                                 28,000
                                          ----------

                                          $3,743,000
                                          ==========

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- - -------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. Upon paying the selling, offering and organization expenses of the offering the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments (the "Properties") that were eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit.
The 31 acquisitions occurred from October 1988 through March 1990.

Each Operating Partnership's Property qualifies for the low-income housing tax credit (LIHTC). The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The tax credits are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. In addition, in order for a Property to qualify for the tax credits, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties to be sold between the years 2003 through 2008.

The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the credit otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

Properties
- - ----------

Two properties located in Ft. Worth, Texas have experienced cash flow difficulties and a decline in value (See Footnotes B and C of the Combined Financial Statements). During 1993, the General Partner resolved a dispute with a former Managing General Partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. An agreement completed in May 1993 ordered the former Managing General Partner to make a lump sum payment of $20,000 and continue to pay an additional amount totaling $40,000 over 36 months. The payments agreed to by the former Managing General Partner have been received on time as of this date.

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the U.S. Department of Housing and Urban Development (HUD) assumed the mortgages. In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. Due to HUD disclosure policies, the General Partner did not learn who bought the mortgages until November 9, 1995. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnerships did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with the bank seeking a consensual agreement to restructure the debt. The bank responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter proposal on March 14, 1996. The General Partner received notice later that same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996. The consequences of foreclosure would include a recapture of a portion of the tax credits previously received by the investors and the reduction of tax credits in future years. A foreclosure in 1996 could result in a reduction of an investor's return from approximately 14% to approximately 10% in 1996 and to approximately 13% each year thereafter through the year 2000. The General Partner will employ all actions to minimize the effect to the investors. As part of its strategy, the General Partner filed on March 26, 1996 for Trinidad Apartments Limited Partnership and on March 28, 1996 for Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectfully, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. However, there can be no assurance as to the outcome at this time.

In January 1994, the General Partner removed a Managing General Partner from its management responsibilities at a Property located in Philadelphia, Pennsylvania. The removal was due to nonpayment of the mortgage and failure to fulfill the operating deficit guarantee. During 1994, the General Partner completed a debt restructure with the Pennsylvania Housing Finance Agency (PHFA). The restructuring required the Investment Partnership to loan money to the Operating Partnership in order to pay off part of the first mortgage. PHFA provided funds to pay off the remaining balance. In total, the Investment Partnership has loaned $283,000 to the Operating Partnership for operations and debt restructuring. Due to the debt restructuring the Property is not required to service any debt unless there is sufficient cash flow after expenses relating to the Property. The Property is expected to break-even. All of the units are operational and available to rent to qualifying tenants. An agreement was entered into in December, 1995 between the City of Philadelphia, through the Offices of Services to the Homeless and Adults (OSHA) and the Operating Partnership to provide project-based rental units for the shelter plus care program. These 14 units are to be utilized by designated homeless individuals.

As of March 31, 1996,  average occupancy of the Properties was 96%.

Results of Operations
- - ---------------------

The March 31, 1996, net loss of $3,226,000 increased 284% from the March 31, 1995, net loss of $838,000. The reasons for the difference are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties as required by FAS 121 (see Note B).

Total revenue increased $46,000 or 1.5% when comparing the quarters ended March 31, 1996 and 1995.

Total rental expenses exclusive of depreciation and impairment loss for the quarter ended March 31, 1996 and 1995 are $2,385,000 and $2,249,000, respectively. The $136,000 (6%) increase in rental expenses between 1996 and 1995 was due primarily to a $35,000 (9.1%) increase in administration expense, $19,000 (3.9%) increase in utilities expense, and a $92,000 (44%) increase in management fee expense.

The increase in administrative costs is due to lower than normal costs in first quarter 1995. The utility expense increase is primarily due to increases in the cost of utilities at the Texas and Pennsylvania Properties. The management fee increase is primarily related to the payment of incentive management fees for six of the properties in first quarter 1996.

To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the proposed changes in HUD programs future increases in subsidy income may be limited. Overall, the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above, are producing positive cash flow and the managing general partners and management companies are consistently seeking means to improve operational results.


Capital Resources and Liquidity
- - -------------------------------

Liquidity is defined as an Operating Partnership's ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by new federal governmental subsidy programs, by state and local agencies, by funds from the Investment Partnership reserve, or general partner operating deficit guarantees, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated low-income housing tax credits.

The U.S. Department of Housing and Urban Development (HUD) is subject to being restructured. One of the proposed changes to HUD is consolidating the Section 8 program into a tenant certificate program. Currently the Section 8 program provides subsidy either to a specific property or to specific low-income
individuals and/or families.   Many of the Properties are supported by property-
specific subsidy.  The proposed restructuring also calls for restructuring debt
on assisted housing to reflect current market values.    The ramifications of
these proposed changes could affect demand for and cash flow of many of the Properties. The General Partner is monitoring and preparing for the potential impact of the proposed HUD restructuring, as well as the potential impact of other proposals to restructure HUD that could be adopted. The General Partner is unable to predict with specificity the impact on the Partnerships, of any of the proposals to restructure HUD, but it is possible that a restructuring could have a material adverse effect on one or more of the Properties, which in turn could have a material adverse effect on the Investment Partnership.

At March 31, 1996 assets limited as to use were $5,226,000. The assets were composed of the Investment Partnership reserve of $435,000 and Operating Partnership reserves of $4,791,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1995 the General Partner deferred payment of $43,000 of its Management Fee due to a reduced level of the Investment Partnership Reserve. In light of the current level, the General Partner is again considering deferring payment of a portion of its fee in 1996 and future years to maintain an appropriate level of Investment Partnership reserve. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential of cash flow deficits exist. Accordingly, as discussed above, the General Partner believes it is prudent not to deplete the Investment Partnership reserve below a certain level unless no alternatives are, in the judgment of the General Partner, reasonably available. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships.

PART II.  OTHER INFORMATION
- - ---------------------------


ITEM 1.             LEGAL PROCEEDINGS

                    None

ITEM 2.             CHANGES IN SECURITIES

                    None

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS

                    None

ITEM 5.             OTHER INFORMATION

                    None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                National Housing Trust Limited Partnership
                                ------------------------------------------
                                              (Registrant)



Date     May 14 1996            By /s/ Charles R. Santer
         -----------               --------------------------------
                                   Charles R. Santer
                                   President, NHT, Inc.



Date     May 14 1996            By /s/ Susan E. Basting
         -----------               ---------------------------------
                                   Susan E. Basting
                                   Treasurer, NHT, Inc.