Form 10-Q
period 1996-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1996-08-13
CIK 818803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      for the quarter ended June 30, 1996


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                            June 30, 1996 FORM 10-Q

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                        PAGE NO.
- -----------------------------                                        --------
Item 1.  Unaudited Combined Financial Statements


   Combined Balance Sheet...............................................3

   Combined Statement of Operations.....................................5

   Combined Statement of Cash Flows.....................................7

   Notes to Combined Financial Statements...............................8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations..................................................9


PART II  OTHER INFORMATION
- --------------------------

   Other Information....................................................13

   Signatures...........................................................14


                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEET JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                 (In Thousands)

                                              June 30       December 31
ASSETS                                          1996            1995
- ----------------------------------------   ------------     ------------
Current Assets:
   Cash and cash equivalents               $        963     $      1,130
   Tenants' security deposits                       440              415
   Mortgage escrow deposits                         817              642
   Prepaid expenses and other assets                941              724
                                            -----------      -----------
      Total current assets                        3,161            2,911
                                            -----------      -----------


Assets limited as to use                          5,050            4,966

Rental property:
   Buildings and improvements (Note B)           75,518           77,599
   Furniture and equipment                        2,439            2,428
                                            -----------      -----------
                                                 77,957           80,027
     Less accumulated depreciation              (19,661)         (18,235)
                                            -----------      -----------
                                                 58,296           61,792
   Land                                           4,269            4,269
                                            -----------      -----------
                                                 62,565           66,061
                                            -----------      -----------
Prepaid land leases, less current
   maturities                                        87              101
                                            -----------      -----------

      Total assets                         $     70,863    $      74,039
                                            ===========     ============



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEET, CONTINUED
                    (In Thousands, except Investment Units)


LIABILITIES AND PARTNERS' CAPITAL           June 30,          December 31,
                                              1996                1995
- ----------------------------------       --------------      --------------
                                           (Unaudited)
Liabilities not subject to
 compromise:
Current liabilities:
   Accounts payable and accrued          $       2,056       $       1,791
      expenses
   Rents received in advance                        35                  25
   Deposits held                                   471                 462
   Accrued interest on mortgage
      notes payable                                159                 438
   Current maturities of term debt                 853               3,631
                                          -------------       -------------

      Total current liabilities                  3,574               6,347
                                          -------------       -------------

Term debt, less current maturities:
   Mortgage notes payable                       42,267              42,678
   Promissory notes, including
      accrued interest payable                  23,533              23,217
                                        ---------------       -------------
                                                65,800              65,895
                                        ---------------       -------------

Liabilities subject to compromise                3,596                   0
 (Note C):

Partners' capital:
   General Partners:
    NHT, Inc.                                       (6)                 (2)
    Other Operating General Partners                 7                  54


   Limited partners:
    Issued and outstanding 1,014,668
      investment units                          (2,108)              1,745
                                        ---------------       -------------

                                                (2,107)              1,797
                                        ---------------       -------------

      Total liabilities and            $        70,863       $      74,039
           partners' capital
                                        ===============       =============


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In Thousands, except per Unit Amounts)

                                             1996        1995
                                           ---------   ---------
Rental revenues:
  Rental revenues                         $   3,091    $   3,111
  Other income                                   91          135
                                           ---------    ---------

    Total revenues                            3,182        3,246
                                           ---------    ---------

Rental expenses:
  Administration                                372          406
  Operating and maintenance                     738          915
  Management fees                               239          204
  Utilities                                     374          405
  Taxes and insurance                           489          462
  Depreciation and amortization                 743          776
  Impairment loss (Note B)                        0            0
                                           ---------    ---------

    Total expenses                            2,955        3,168
                                           ---------    ---------

    Income from operations                      227           78
                                           ---------    ---------

Other revenues and (expenses):
  Interest income                                34           36
  Interest expense                             (856)        (890)
  Partnership management fees                   (75)         (66)
                                           ---------    ---------

    Net loss                              $    (670)   $    (842)
                                           =========    =========


Net loss per limited partnership unit     $   (0.66)   $   (0.83)
                                           =========    =========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In Thousands, except per Unit Amounts)

                                              1996        1995
                                            --------    --------
Rental revenues:
     Rental revenues                       $  6,179    $  6,164
     Other income                               173         206
                                            --------    --------

        Total revenues                        6,352       6,370
                                            --------    --------

Rental expenses:
     Administration                             791         792
     Operating and maintenance                1,406       1,591
     Management fees                            541         417
     Utilities                                  886         899
     Taxes and insurance                        972         945
     Depreciation and amortization            1,488       1,533
     Impairment loss (Note B)                 2,300           0
                                            --------    --------

        Total expenses                        8,384       6,177
                                            --------    --------

          Income (loss) from operations      (2,032)        193
                                            --------    --------

Other revenues and (expenses):
     Interest income                             54          73
     Interest expense                        (1,768)     (1,815)
     Partnership management fees               (150)       (132)
                                            --------    --------

          Net loss                         $ (3,896)   $ (1,681)
                                            ========    ========


Net loss per limited partnership unit      $  (3.84)   $  (1.65)
                                            ========    ========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (In Thousands)

                                              1996        1995
                                            ---------    ---------
Cash flows from operating activities:
   Net loss                                $  (3,896)   $  (1,681)
   Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Impairment loss                          2,300           0
      Depreciation and amortization            1,488       1,533
      Accrued interest on                        669         667
        promissory notes
    Changes in operating assets and
      liabilities:
    Increase in deposits,
      prepaids and other assets                 (465)       (203)
    Increase  in accounts payable and
      accrued expenses                           398         101
     (Decrease)Increase in other
      current liabilities                        108         (34)
                                            ---------    ---------
Cash provided by operations                      602         383
                                            ---------    ---------
Investing activities:
  Additions to buildings, furniture
    and equipment, net                          (230)       (362)
  Withdrawals  (Deposits) to assets
    limited as to use, net                       (84)        123
                                            ---------    --------
    Cash used for investing
      activities                                (314)       (239)
                                            ---------    --------
Financing Activities:
   General partners cash contributions            16           0
   General partners cash distributions           (24)          0
   Payments of term debt                        (447)       (483)
                                            ---------    --------
    Net  cash used for
          financing activities                  (455)       (483)
                                            ---------    --------
   Decrease in cash and cash
    equivalents                                 (167)       (339)
Cash and cash equivalents beginning
  of  year                                     1,130       1,206
                                             --------    --------
 Cash and cash equivalents end
  of period                                 $    963    $    867
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

Further, if the lender is successful in its foreclosure proceedings, the cancellation of the debt and related accrued interest would be recorded as an extraordinary gain in the period the foreclosure is consummated. A foreclosure or sale of the properties would result in adverse tax consequences to the investors of the Investment Partnership, including the recapture of a portion of the low income tax credits allocated to these two properties as well as a reduction of tax credits in future years.

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

As of the date of this report, the Operating Partnerships have submitted their proposed Plans of Reorganization. It is indeterminable at this time what impact, if any, the Plans of Reorganization will have on the Operating Partnerships. Management believes that a Plan, once filed and approved, will allow each of the Operating Partnerships to continue as a going concern; but there can be no assurance that the court will approve such a plan.

Liabilities subject to compromise consist of the following as of June 30, 1996:

Mortgage notes payable                    $2,742,000
Accrued interest mortgage notes payable      368,000
Promissory notes                             353,000
Accounts payable and accrued expenses        133,000
                                          ----------

                                          $3,596,000
                                          ==========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments (the "Properties") that were eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990.

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

Properties
- ----------

Two properties located in Ft. Worth, Texas have experienced cash flow difficulties and a decline in value (See Footnotes B and C of the Combined Financial Statements). During 1993, the General Partner resolved a dispute with a former managing general partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. An agreement completed in May 1993 required the former managing general partner to make a lump sum payment of $20,000 and continue to pay an additional amount totaling $40,000 over 36 months. All the payments agreed to by the former managing general partner have been received.

Due to the nonpayment of the two properties' mortgages by the former managing general partner of the Operating Partnerships, the U.S. Department of Housing and Urban Development (HUD) assumed the mortgages. In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. Due to HUD disclosure policies, the General Partner did not learn who bought the mortgages until November 9, 1995. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnerships did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with the bank seeking a consensual agreement to restructure the debt. The bank responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter proposal on March 14, 1996. The General Partner received notice later that same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996. The consequences of foreclosure would include a recapture of a portion of the tax credits previously received by the investors and the reduction of tax credits in future years. A foreclosure in 1996 could result in a reduction of an investor's return from approximately 14% to approximately 10% in 1996 and to approximately 13% each year thereafter through the year 2000. The General Partner will employ all actions to minimize the effect to the investors. As part of its strategy, the General Partner filed on March 26, 1996 for Trinidad Apartments Limited Partnership and on March 28, 1996 for Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectfully, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. However, there can be no assurance as to the outcome at this time.

In January 1994, the General Partner removed a managing general partner of another Operating Partnership from its management responsibilities at a Property located in Philadelphia, Pennsylvania. The removal was due to nonpayment of the mortgage and failure to fulfill the operating deficit guarantee. During 1994, the General Partner completed a debt restructure with the Pennsylvania Housing Finance Agency (PHFA). The restructuring required the Investment Partnership to loan money to the Operating Partnership in order to pay off part of the first mortgage. PHFA provided funds to pay off the remaining balance. In total, the Investment Partnership has loaned $283,000 to the Operating Partnership for operations and debt restructuring. Due to the debt restructuring the Property is not required to service any debt unless there is sufficient cash flow after expenses relating to the Property. The Property is expected to breakeven. All of the units are operational and available to rent to qualifying tenants. An agreement was entered into in December, 1995 between the City of Philadelphia, through the Offices of Services to the Homeless and Adults (OSHA) and the Operating Partnership to provide project-based rental units for the shelter plus care program. These 14 units are to be utilized by designated homeless individuals.

As of June 30, 1996, the average occupancy of all the Properties was 95%.

Results of Operations
- ---------------------

The June 30, 1996, net loss of $3,896,000 increased 132% from the June 30, 1995, net loss of $1,681,000. The reasons for the difference are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties as required by FAS 121 (see Note B).

Total revenue decreased $18,000, or .3%, when comparing the 6 months ended June 30, 1996 and 1995.

Total rental expenses exclusive of depreciation and impairment loss for the 6 months ended June 30, 1996 and 1995 are $4,596,000 and $4,644,000, respectively. The $48,000 (1.0%) decrease in rental expenses between 1996 and 1995 was due primarily to a $185,000 (11.6%) decrease in operating and maintenance expenses and a $124,000 (30%) increase in management fee expense.

The decrease in operating and maintenance costs results primarily from the fact that more property improvements done this year were capitalized rather than expensed. The management fee increase is primarily caused by the payment of incentive management fees for six of the properties in first quarter 1996.

To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the proposed changes in HUD programs, future increases in subsidy income may be limited. Overall, the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above and are producing positive cash flow, and the managing general partners and management companies are consistently seeking means to improve operational results.


Capital Resources and Liquidity
- -------------------------------

Liquidity is defined as an Operating Partnership's ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by new federal governmental subsidy programs, by state and local agencies, by funds from the Investment Partnership reserve, or by general partner operating deficit guarantees, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated low-income housing tax credits.

The programs of the U.S. Department of Housing and Urban Development (HUD) are subject to being restructured, and the Clinton Administration and various members of Congress have proposed a variety of program modifications. Most proposals call for restructuring debt on assisted housing to reflect current market values and reducing subsidized rents accordingly. In addition, many proposals call for the conversion of subsidies from project-based subsidies to tenant-based subsidies. Currently HUD is conducting a demonstration program to initiate restructuring of the loans and rent subsidies on selected properties. It is uncertain at this time if any of the Properties will be part of the
demonstration.    The ramifications of these proposed changes could affect
demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. The General Partner is monitoring and preparing for the potential impact of the proposed restructuring of HUD programs. The General Partner is unable to predict with specificity the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Properties, which in turn could have a material adverse effect on the Investment Partnership.

At June 30, 1996, assets limited as to use were $5,050,000. The assets were composed of the Investment Partnership reserve of $311,000 and Operating Partnership reserves of $4,739,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1995, the General Partner deferred payment of $43,000 of its Management Fee due to a reduced level of the
Investment Partnership reserve.   There can be no assurance, however, that the
Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential of cash flow deficits exists. Accordingly, as discussed above, the General Partner believes it is prudent not to deplete the Investment Partnership reserve below a certain level unless no alternatives are, in the judgment of the General Partner, reasonably available. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships.

PART II.  OTHER INFORMATION
- ---------------------------


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



Date: August 9, 1996      By /s/ Charles R. Santer
                             ----------------------------
                             Charles R. Santer
                             President, NHT, Inc.



Date: August 9, 1996      By /s/ Susan E. Basting
                             ----------------------------
                             Susan E. Basting
                             Treasurer, NHT, Inc.