Form 10-Q
period 1996-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1996-11-13
CIK 818803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    for the quarter ended September 30, 1996


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          September 30, 1996 FORM 10-Q

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                            PAGE NO.
-----------------------------                                             -------
Item 1.     Unaudited Combined Financial Statements

      Combined Balance Sheet.................................................  3

      Combined Statement of Operations.......................................  5

      Combined Statement of Cash Flows.......................................  7

      Notes to Combined Financial Statements.................................  8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations....................................................  9

PART II  OTHER INFORMATION
--------------------------

      Other Information......................................................  13
      Signatures.............................................................  14

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
  COMBINED BALANCE SHEET SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                 (In Thousands)




                                             September 30      December 31
ASSETS                                           1996              1995
----------------------------------------   --------------    -------------
Current Assets:
     Cash and cash equivalents             $        1,155    $       1,130
     Tenants' security deposits                       442              415
     Mortgage escrow deposits                         530              642
     Prepaid expenses and other assets              1,001              724
                                           --------------    -------------
          Total current assets                      3,128            2,911
                                           --------------    -------------


Assets limited as to use                            5,107            4,966

Rental property:
     Buildings and improvements (Note B)           75,681           77,599
     Furniture and equipment                        2,454            2,428
                                           --------------    -------------
                                                   78,135           80,027
       Less accumulated depreciation              (20,388)         (18,235)
                                           --------------    -------------
                                                   57,747           61,792
     Land                                           4,269            4,269
                                           --------------    -------------
                                                   62,016           66,061
                                           --------------    -------------
Prepaid land leases, less current
     maturities                                        80              101
                                           --------------    -------------

          Total assets                     $       70,331    $      74,039
                                           ==============    =============




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEET, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL                 September 30,            December 31,
                                                      1996                     1995
---------------------------------                -------------             ------------
                                                  (Unaudited)
Liabilities not subject to
 compromise:
Current liabilities:
   Accounts payable and accrued expenses          $    1,967                $    1,791
   Rents received in advance                              38                        25
   Deposits held                                         465                       462
   Accrued interest on mortgage notes
     payable                                             159                       438
   Current maturities of term debt                       855                     3,631
                                                  -----------               -----------
      Total current liabilities                        3,484                     6,347
                                                  -----------               -----------

Term debt, less current maturities:
   Mortgage notes payable                             42,098                    42,678
   Promissory notes, including accrued
     interest payable                                 23,948                    23,217
                                                  -----------               -----------

                                                       66,046                    65,895
                                                  -----------               -----------

Liabilities subject to compromise (Note C):            3,609                         0


Partners' capital:
   General Partners:
     NHT, Inc.                                            (6)                       (2)
     Other Operating General Partners                     (3)                       54

   Limited partners:
     Issued and outstanding 1,014,668
       investment units                               (2,799)                    1,745
                                                  -----------               -----------

                                                      (2,808)                    1,797
                                                  -----------               -----------

      Total liabilities and
        partners' capital                         $   70,331                $   74,039
                                                  ===========               ===========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (In Thousands, except per Unit Amounts)



                                             1996       1995
                                          -------    --------
Rental revenues:
     Rental revenues                      $ 3,029    $  2,777
     Other income                             130         166
                                          -------    --------

        Total revenues                      3,159       2,943
                                          -------    --------

Rental expenses:
     Administration                           374         397
     Operating and maintenance                851       1,068
     Management fees                          242         227
     Utilities                                408         368
     Taxes and insurance                      500         428
     Depreciation and amortization            687         779
     Impairment loss (Note B)                   0           0
                                          -------    --------

        Total expenses                      3,062       3,267
                                          -------    --------

        Income (loss) from operations          97        (324)
                                          -------    --------

Other revenues and (expenses):
     Interest income                           89          85
     Interest expense                        (808)       (862)
     Partnership management fees              (75)        (66)
                                          -------    --------

          Net loss                        $  (697)   $ (1,167)
                                          =======    ========


Net loss per limited partnership unit     $  (.69)   $  (1.15)
                                          =======    ========




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (In Thousands, except per Unit Amounts)



                                              1996        1995
                                           --------    --------
Rental revenues:
     Rental revenues                       $  9,208    $  9,154
     Other income                               303         371
                                           --------    --------

        Total revenues                        9,511       9,525
                                           --------    --------

Rental expenses:
     Administration                           1,165       1,189
     Operating and maintenance                2,258       2,659
     Management fees                            784         644
     Utilities                                1,293       1,267
     Taxes and insurance                      1,473       1,373
     Depreciation and amortization            2,174       2,312
     Impairment loss (Note B)                 2,300           0
                                           --------    --------

        Total expenses                       11,447       9,444
                                           --------    --------

          Income (loss) from operations      (1,936)         81
                                           --------    --------

Other revenues and (expenses):
     Interest income                            143         158
     Interest expense                        (2,576)     (2,677)
     Partnership management fees               (225)       (198)
                                           --------    --------

          Net loss                         $ (4,594)   $ (2,636)
                                           ========    ========


Net loss per limited partnership unit      $  (4.53)   $  (2.60)
                                           ========    ========




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In Thousands)

                                              1996        1995
                                           --------    --------
Cash flows from operating activities:
     Net loss                              $ (4,594)   $ (2,636)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
          Impairment loss                     2,300           0
          Depreciation and amortization       2,174       2,312
          Accrued interest on                 1,029         999
           promissory notes
     Changes in operating assets and
         liabilities:
     Increase in deposits,
          prepaids and other assets            (192)        (97)
     Increase in accounts payable and
          accrued expenses                      309         147
        (Decrease)Increase in other
         current liabilities                    117         (45)
                                           --------    --------
Cash provided by operations                   1,143         680
                                           --------    --------
Investing activities:
     Additions to buildings, furniture
      and equipment, net                       (408)       (445)
     Withdrawals  (Deposits) to assets
        limited as to use, net                 (141)         65
                                           --------    --------
        Cash used for investing
            activities                         (549)       (380)
                                           --------    --------
Financing Activities:
     General partners cash contributions         21           0
     General partners cash distributions        (32)          0
     Additions to term debt                      55           0
     Payments of term debt                     (613)       (575)
                                           --------    --------
       Net  cash used for
          financing activities                 (569)       (575)
                                           --------    --------
     (Decrease) Increase in cash and cash
        equivalents                              25        (275)
Cash and cash equivalents beginning
  of year                                     1,130       1,206
                                           --------    --------
  Cash and cash equivalents end
    of period                              $  1,155    $    931
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

Liabilities subject to compromise consist of the following as of September 30, 1996:


Mortgage notes payable                    $2,742,000
Accrued interest mortgage notes payable      381,000
Promissory notes                             353,000
Accounts payable and accrued expenses        133,000
                                          ----------

                                          $3,609,000
                                          ==========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

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

Properties
----------

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

Due to the nonpayment of the two properties' mortgages by the former managing general partner of the Operating Partnerships, the U.S. Department of Housing and Urban Development (HUD) assumed the mortgages. In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. Due to HUD disclosure policies, the General Partner did not learn who bought the mortgages until November 9, 1995. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnerships did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with the bank seeking a consensual agreement to restructure the debt. The bank responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter proposal on March 14, 1996. The General Partner received notice later that same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996. The consequences of foreclosure would include a recapture of a portion of the tax credits previously received by the investors and the reduction of tax credits in future years. A foreclosure in 1996 could result in a reduction of an investor's return from approximately 14% to approximately 10% in 1996 and to approximately 13% each year thereafter through the year 2000. The General Partner will employ all actions to minimize the effect to the investors. As part of its strategy, the General Partner filed on March 26, 1996 for Trinidad Apartments Limited Partnership and on March 28, 1996 for Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectively, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. However, there can be no assurance as to the outcome at this time.

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

As of September 30, 1996, the average occupancy of all the Properties was 94%.

Results of Operations
---------------------

The September 30, 1996, net loss of $4,594,000 increased 74% from the September 30, 1995, net loss of $2,636,000. The reasons for the difference are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties as required by FAS 121 (see Note B).

Total revenue decreased $14,000, or .2% when comparing the 9 months ended September 30, 1996 and 1995.

Total rental expenses exclusive of depreciation and impairment loss for the 9 months ended September 30, 1996 and 1995 are $6,973,000 and $7,132,000,
respectively. The $159,000 (2.2%) decrease in rental expenses between 1996 and 1995 was due primarily to a $401,000 (15.1%) decrease in operating and maintenance expenses, a $140,000 (21.7%) increase in management fee expense, and a $100,000 (7.3%) increase in taxes and insurance expense.

The decrease in operating and maintenance costs results primarily from the fact that more property improvements done this year were capitalized rather than expensed. The management fee increase is primarily caused by the payment of incentive management fees for six of the properties in first quarter 1996. The increase in taxes and insurance expense is primarily related to a general increase in tax and insurance costs.

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


Capital Resources and Liquidity
-------------------------------

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

Public Law 104-204, effective October 1, 1996, provided that HUD generally will renew Section 8 rental assistance contracts that expire in fiscal year 1997 (October 1, 1996 through September 30, 1997) for one year so long as the subsidized rents on the properties do not exceed 120% of HUD-published Fair Market Rents (FMRs) for the market areas in which the properties are located. With respect to most properties with rents in excess of 120% of FMRs and Section 8 contracts that expire in fiscal year 1997, Congress authorized a demonstration program to initiate restructuring of the loans and rent subsidies. The Operating Partnerships own 14 properties whose Section 8 contracts expire in 1997, of which two have rents in excess of 120% FMRs. The General Partner anticipates that HUD will renew for one year the Section 8 contracts for the 12 properties with rents at or below 120% of FMRs, and assuming agreement by the general partners of the respective Operating Partnerships, the General Partner currently anticipates submitting proposals to participate in the demonstration with respect to the two properties with Section 8 contracts with rents in excess of 120% of FMRs that expire in fiscal year 1997. In addition, two other properties owned by Local Partnerships have Section 8 contracts with rents in excess of 120% of FMRs that expire after fiscal year 1997.

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

At September 30, 1996, assets limited as to use were $5,107,000. The assets were composed of the Investment Partnership reserve of $306,000 and Operating Partnership reserves of $4,801,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1995, the General Partner deferred payment of $43,000 of its Management Fee due to a reduced level of the Investment Partnership reserve. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

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

PART II.  OTHER INFORMATION
---------------------------

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



Date:  November 8, 1996                    By /s/ Charles R. Santer
                                              -------------------------
                                           Charles R. Santer
                                           President, NHT, Inc.



Date:  November 8, 1996                    By /s/ Susan E. Basting
                                              -------------------------
                                           Susan E. Basting
                                           Treasurer, NHT, Inc.