Form 10-K
period 1996-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1997-03-28
CIK 818803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996


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

                     Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X         No
                              -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The Exhibit Index is located on page 26 of this Report.

                         This Report contains 35 pages.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I

                                                               Page
                                                               ----
Item  1.    BUSINESS...........................................  3
Item  2.    Properties.........................................  4
Item  3.    Legal proceedings..................................  4
Item  4.    Submission of matters to a vote of security holders  4

                                    PART II

Item  5.    Market for the registrant's partnership
            interests and related partnership matters..........  5
Item  6.    Selected financial data............................  6
Item  7.    Management's discussion and analysis of
            financial condition and results of operations......  7
Item  8.    Financial statements and supplementary data........ 10

                                    PART III
Item  9.    Changes in and disagreements with accountants on
            accounting and financial disclosure................ 24
Item 10.    Directors and executive officers of the registrant  24
Item 11.    Executive compensation............................. 24
Item 12.    Security ownership of certain beneficial owners
            and management..................................... 25
Item 13.    Certain relationships and related transactions..... 25

                                    PART IV
Item 14.    Exhibits, financial statement schedules and reports
            on Form 8-K........................................ 25

FORM 10-K AVAILABLE

A copy of the National Housing Trust Limited Partnership 1996 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

          Charles R. Santer
          President
          NHT, Inc.
          2335 North Bank Drive
          Columbus, OH  43220

                                     PART I
                                     ------

ITEM 1    BUSINESS

National Housing Trust Limited Partnership (NHTLP), a Delaware limited partnership (the "Investment Partnership"), was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships. NHT, Inc. (The "General Partner" or "NHT") serves as a General Partner of the Investment Partnership and as a General Partner, in most cases a .1% General Partner of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

NHT, Inc., the sole General Partner of the Investment Partnership, is a Delaware, Section 501(c)(3), nonprofit corporation which holds a 1% General Partner's interest in the Investment Partnership. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, is a Special Limited Partner in the Investment Partnership with a .01% limited partnership interest.

National Affordable Housing Trust, Inc. (the "Trust"), a Maryland, Section 501(c)(3), nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio,
Section 501(c)(3), nonprofit corporation formed in 1961, Retirement Housing Foundation, a California, Section 501(c)(3), nonprofit corporation also formed in 1961, and as of March 15, 1996 Volunteers of America, Inc., a New York,
Section 501(c)(3),  nonprofit corporation formed in 1896 (the "Trust Members").

The purpose of the Investment Partnership is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships which will acquire, maintain, operate and dispose of low-income housing developments (the "Properties"). Additionally, the purpose is to engage in any other activities related and incidental to providing current tax benefits to Unit holders, particularly the Low Income Housing Credit, to preserve and protect Investment Partnership capital, and to cause the Properties to be sold to the highest bidder who intends to preserve the Properties as affordable housing for persons of low income.

On October 7, 1988, the Investment Partnership completed a public offering of 1,014,668 units of limited partnership interest at $20.00 per unit, from which the Investment Partnership received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for costs related to the offering and paying the Trust $965,000 for organizational and offering expenses, the net proceeds of the offering available to invest in Operating Partnerships amounted to $17,249,000.

Since completion of the public offering, the Investment Partnership has acquired a 98.9% limited partnership interest in 31 Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the low-income housing tax credit established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the U.S. Department of Agriculture Farmers Home Administration (FmHA), or various state and local housing finance agencies. NHT, Inc. holds a .1% - 1.1% General Partner interest in each Operating Partnership.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 2    PROPERTIES

The Investment Partnership has acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 1996, are listed below:


                                                                               Occupancy   Number
Partnership Name                                                    State      of Units   of Units
-------------------                                              ----------   ----------  ---------
Aspen NHT Apartments Company Limited Partnership                 Michigan             46        48
Birch Lake NHT Apartments Company Limited Partnership            Michigan             46        48
Century Place NHT Apartments Company Limited Partnership         Michigan             74        96
Glendale NHT Apartments Company Limited Partnership              Michigan             26        28
Lakeside NHT Apartments Company Limited Partnership              Michigan             61        64
Park Terrace NHT Apartments Company Limited Partnership          Michigan             48        48
Traverse Woods NHT Apartments Company  Limited Partnership       Michigan             48        48
Traverse Woods II NHT Apartments  Company Limited Partnership    Michigan             80        80
RP Limited Dividend Housing Association Limited Partnership      Michigan            223       245
YM Limited Dividend Housing Association Limited Partnership      Michigan            148       153
Bingham Terrace Limited Partnership                              Ohio                 54        56
Griggs Village Limited Partnership                               Ohio                 42        44
Hebron Village Limited Partnership                               Ohio                 37        40
Melrose Village I Limited Partnership                            Ohio                 54        56
Stygler Village Limited Partnership                              Ohio                149       150
Summit Square Limited Partnership                                Ohio                142       152
Washington Court House I Limited Partnership                     Ohio                 59        60
Wildwood Village I Limited Partnership                           Ohio                 86        94
Wildwood Village II Limited Partnership                          Ohio                 82        86
Wildwood Village III Limited Partnership                         Ohio                 87        92
W-C Apartments Limited Partnership                               Oklahoma             55        64
W-G Apartments Limited Partnership                               Oklahoma             44        47
W-P Apartments Limited Partnership                               Oklahoma             69        76
W-R Apartments Limited Partnership                               Oklahoma             74        76
Coal Township Limited Partnership                                Pennsylvania         98       101
Hazelwood Limited Partnership                                    Pennsylvania         99       100
Mahanoy Limited Partnership                                      Pennsylvania        124       125
West Allegheny Partners Limited Partnership                      Pennsylvania         42        45
Springchase Apartments Limited Partnership                       Texas               150       164
Trinidad Apartments Limited Partnership                          Texas               113       124
St. Martins Associates                                           Washington           53        53

ITEM 3    LEGAL PROCEEDINGS

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

None.

                                    PART II
                                    -------



ITEM 5    MARKET FOR THE REGISTRANT'S PARTNERSHIP
          INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 1996 there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP ("Units"). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership's investments in the Operating Partnerships.

ITEM 6              SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its substantially wholly-owned Operating Partnerships.


(In thousands, except per Unit data)
                                            1996       1995       1994      1993      1992
                                          --------   --------   -------   -------   -------
Combined Statement of Operations Data:

Rental revenues                           $ 12,689    $12,723   $12,566   $13,132   $12,890
Rental expenses                            (11,645)    (9,168)   (9,134)   (8,687)   (8,290)
Depreciation and amortization               (2,995)    (3,073)   (3,025)   (2,975)   (2,959)
                                          --------    -------   -------   -------   -------
Income (loss) from rental operations        (1,951)       482       407     1,470     1,641
                                          --------    -------   -------   -------   -------

Other revenues and expenses
     Interest income                           252        265       260       267       282
     Interest expense                       (3,490)    (3,627)   (3,639)   (3,622)   (3,569)
     Partnership management fees              (315)      (307)     (291)     (283)     (281)
                                          --------    -------   -------   -------   -------
Net loss                                  $ (5,504)   $(3,187)  $(3,263)  $(2,168)  $(1,927)
                                          ========    =======   =======   =======   =======
Net loss per Unit                           $(5.42)    $(3.14)  $ (3.22)   $(2.14)   $(1.90)
                                          ========    =======   =======   =======   =======
Combined Balance Sheet Data:

Total assets                              $ 70,340    $74,039   $76,430   $78,989   $80,958
                                          ========    =======   =======   =======   =======

Term debt (1)                             $ 70,824    $69,526   $68,761   $68,119   $68,518
                                          ========    =======   =======   =======   =======

Partners' capital                         $ (3,693)   $ 1,797   $ 4,986   $ 8,367   $ 9,477
                                          ========    =======   =======   =======   =======

Cash dividends declared per Unit          $   None    $  None   $  None   $  None   $  None
                                          ========    =======   =======   =======   =======

(1) Includes current  maturities of term debt.

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

Each Operating Partnership's Property qualifies for the low-income housing tax credit (LIHTC). The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The tax credits are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. In addition, in order for a Property to qualify for the tax credits, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties to be sold in the years 2003 through 2008.

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

Properties
----------

Two properties located in Ft. Worth, Texas are experiencing cash flow difficulties and have experienced a decline in value (See Footnote 5 of the
Combined Financial Statements).   During 1993, the General Partner resolved a
dispute with a former Managing General Partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. An agreement completed in May 1993 ordered the former Managing General Partner to make a lump sum payment of $20,000 and continue to pay an additional amount totaling $40,000 over 36 months. All these payments have been received.

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the mortgages were assigned to the U.S. Department of Housing and Urban Development (HUD). In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. Due to HUD disclosure policies, the General Partner did not learn who bought the mortgages until November 9, 1995. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnership did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with
the bank seeking a consensual agreement to restructure the debt.   The bank
responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter
proposal on March 14, 1996.   The General Partner received notice later that
same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on
April 2, 1996.   The consequences of foreclosure
would be a recapture of a portion of the tax credits previously received by the investors and the reduction of tax credits in future years. A foreclosure in 1997 could result in a reduction of an investor's return from approximately 14% to approximately 10% in 1997 and to approximately 13% each year thereafter through the year 2000. The General Partner will employ all actions to minimize the effect on the investors. As part of its strategy, the General Partner filed on March 26, 1996 with respect to Trinidad Apartments Limited Partnership and on March 28, 1996 with respect to Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectfully, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. A hearing is currently scheduled for April 10, 1997. However, there can be no assurance as to the outcome at this time.

In January 1994, the General Partner removed a Managing General Partner from its management responsibilities at a Property located in Philadelphia, Pennsylvania. The removal was due to nonpayment of the mortgage and failure to fulfill the operating deficit guarantee. During 1994, the General Partner completed a debt restructure with the Pennsylvania Housing Finance Agency (PHFA). The restructuring required the Investment Partnership to loan money to the Operating Partnership in order to pay off part of the first mortgage. PHFA provided funds to pay off the remaining balance. In total, the Investment Partnership has loaned $283,000 to the Operating Partnership for operations and debt
restructuring.   Due to the debt restructuring the Property is not required to service any debt unless there is sufficient cash flow after expenses relating to the Property. All of the units are operational and available to rent to qualifying tenants. An agreement was entered into in December, 1995 between the City of Philadelphia, through the Office of Services to the Homeless and Adults
(OSHA) and the Operating Partnership to provide project-based rental units for the shelter plus care program. These 14 units are being utilized by eligible homeless individuals.

In June 1994, the Unit holders approved, through a consent solicitation, the withdrawal of a Managing General Partner and its replacement by a successor Managing General Partner of four Operating Partnerships that own Properties in Bartlesville, Oklahoma.

As of December 31, 1996,  average occupancy of the Properties was 94%.

Liquidity and Capital Resources
-------------------------------

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

Public Law 104-204, effective October 1, 1996, provided that HUD generally will renew Section 8 rental assistance contracts that expire in fiscal year 1997 (October 1, 1996 through September 30, 1997) for one year so long as the subsidized rents on the properties do not exceed 120% of HUD-published Fair Market Rents (FMRs) for the market areas in which the properties are located. With respect to most properties with rents in excess of 120% of FMRs and Section 8 contracts that expire in fiscal year 1997, Congress authorized a demonstration program to initiate restructuring of the loans and rent subsidies. The Operating Partnerships own 14 properties whose Section 8 contracts expire in 1997, of which two have rents in excess of 120% of FMRs. The General Partner anticipates that HUD will renew for one year the Section 8 contracts for the 12 properties with rents at or below 120% of FMRs, and assuming agreement by the general partners of the respective Operating Partnerships, the General Partner currently anticipates submitting proposals to participate in the demonstration with respect to the two properties with Section 8 contracts with rents in excess of 120% of FMRs that expire in fiscal year 1997. In addition, two other properties owned by Operating Partnerships have
Section 8 contracts with rents in excess of 120% of FMRs that expire after fiscal year 1997.

The ramifications of these proposed changes could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. The General Partner is monitoring and preparing for the potential impact of the proposed restructuring of HUD programs. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Properties, which in turn could have a material adverse effect on the Investment Partnership.

At December 31, 1996 assets limited as to use were $5,146,000. The assets were composed of the Investment Partnership reserve of $279,000 and Operating Partnership reserves of $4,867,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1996 the General Partner deferred payment of $195,000 of its Management Fee due to a reduced level of the Investment Partnership reserve. In light of the current level, the General Partner is again considering deferring payment of a portion of its fee in 1997 to maintain an appropriate level of Investment Partnership reserve. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships.

Results of Operations
---------------------

The 1996 net loss of $5,504,000 increased 73% from the 1995 net loss of $3,187,000, while the 1995 net loss decreased 2% from the 1994 net loss of $3,263,000. The operational reasons for the differences are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties. (see NOTE 5).

During 1996, 1995 and 1994, total rental revenue was $12,689,000, $12,723,000 and $12,566,00, respectively. Rental income decreased $34,000 (.3%) in 1996 compared to 1995 and increased $157,000 (1.2%) in 1995 compared to 1994.

Total rental expenses exclusive of depreciation and impairment loss for 1996, 1995, and 1994 are $9,345,000, $9,168,000 and $9,134,000, respectively. The
$177,000 (1.9%) increase in rental expense between 1996 and 1995 was primarily due to a $80,000 (4.7%) increase in administrative expenses, and a $96,000 (5.7%) increase in utility expenses. The $34,000 (.4%) increase in rental expenses between 1995 and 1994 was primarily due to a $76,000 (4.3%) increase in taxes and insurance, offset by decreases of $38,000 (1.3%) and $5,000 (.5%) in operating and maintenance expenses and management fees.

The administrative expense increases in 1996 are primarily attributable to several properties increase in social services and salary expenses relating to repairs and maintenance. The utility expense increases in 1996 primarily relate to the hot, dry summer in Oklahoma and increased water bills at the Michigan
properties.   The tax and insurance increases in 1995 are primarily attributable to increased insurance costs at the Texas and Michigan properties. Operating and maintenance expenses increased in 1994 due to planned and routine improvements on the properties. The utility expense increase in 1994 are primarily due to increases in the cost of utilities at the Ohio, Michigan and Texas properties.

During the past three year period rental income, after the HUD rent adjustments, has been increasing an average of (.7%) which has not been sufficient to cover increases in rental expenses (excluding depreciation and impairment loss) of (2.5%). The primary expense categories that have been steadily increasing are administration (2.2%) and utilities (4.2%). TO DATE, INFLATION HAS NOT HAD A SIGNIFICANT IMPACT ON THE PARTNERSHIPS' COMBINED OPERATIONS. HOWEVER, RENT LEVELS OF THE PROPERTIES ARE GENERALLY LIMITED BY THE REQUIREMENTS OF THE LOW-INCOME HOUSING TAX CREDIT AND ARE SUBJECT TO STRICT GOVERNMENTAL REGULATION. IN THE EVENT OF SIGNIFICANT INFLATION, THE OPERATING PARTNERSHIPS MAY BE UNABLE TO INCREASE RENTS SUFFICIENTLY TO COMPENSATE FOR INCREASES IN EXPENSES. DUE TO THE PROPOSED CHANGES IN HUD PROGRAMS FUTURE INCREASES IN SUBSIDY INCOME MAY BE LIMITED. OVERALL, THE PROPERTIES ARE IN GOOD PHYSICAL CONDITION AFTER TAKING INTO ACCOUNT THE PLANNED REPAIRS AND MAINTENANCE DISCUSSED ABOVE, ARE PRODUCING POSITIVE CASH FLOW AND THE MANAGING GENERAL PARTNERS AND MANAGEMENT COMPANIES ARE CONSISTENTLY SEEKING MEANS TO IMPROVE OPERATIONAL RESULTS.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The combined financial statements of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are listed below and included on pages 10 through 24 of this report.

Audited Combined Financial Statements

Report of Independent Auditors - Ernst & Young LLP..  11
Combined Balance Sheets.............................  12
Combined Statements of Operations...................  14
Combined Statements of Partners' Capital............  15
Combined Statements of Cash Flows...................  16
Notes to Combined Financial Statements..............  17
Financial Statements Schedules - Schedule I.........  29
Financial Statements Schedules - Schedule III.......  31

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the Partnership) as of December 31, 1996 and 1995, and the related combined statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996 and the financial statement schedules listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of 12 substantially wholly owned Operating Partnerships, which statements reflect total assets of $29,222,434 and $32,240,474 at December 31, 1996 and 1995, respectively, and total revenues of $5,752,895 and $5,716,433 for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Further, in our opinion the financial statement schedules referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects the information set for therein.



          ERNST & YOUNG LLP



Columbus, Ohio
March 17, 1997

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
              COMBINED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
                                 (In Thousands)

ASSETS                                                  December 31
                                                    -------------------
                                                      1996       1995
                                                    --------   --------
Current assets:
     Cash and cash equivalents                      $  1,313   $  1,130
     Tenants' security deposits                          446        415
     Mortgage escrow deposits                            620        642
     Prepaid expenses and other assets                   731        724
                                                    --------   --------
          Total current assets                         3,110      2,911
                                                    --------   --------
Assets limited as to use                               5,146      4,966
                                                    --------   --------
Rental property (Notes 3, 5 and 6):
     Buildings and improvements                       75,900     77,599
     Furniture and equipment                           2,523      2,428
                                                    --------   --------
                                                      78,423     80,027
       Less accumulated depreciation                 (20,379)   (18,235)
                                                    --------   --------
                                                      58,044     61,792
     Land                                              3,968      4,269
                                                    --------   --------
                                                      62,012     66,061
Prepaid land leases, affiliates, less current
     maturities (Note 2)                                  72        101
                                                    --------   --------
          Total assets                              $ 70,340   $ 74,039
                                                    ========   ========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' CAPITAL                              December 31
                                                            -----------------
                                                             1996       1995
                                                            -----------------
Current liabilities:
     Accounts payable and accrued expenses                  $ 1,944   $ 1,791
     Rents received in advance                                   36        25
     Deposits held                                              461       462
     Accrued interest, mortgage notes payable                   255       438
     Current maturities of term debt (Notes 3 and 5)            933     3,631
                                                            -------   -------
          Total current liabilities                           3,629     6,347
                                                            -------   -------
Term debt, less current maturities (Notes 3 and 5):
     Mortgage notes payable                                  41,903    42,678
     Promissory notes, including accrued
       interest payable of $8,004 and
       $6,625 in 1996 and 1995, respectively                 24,893    23,217
                                                            -------   -------
                                                             66,796    65,895
                                                            -------   -------
Liabilities subject to compromise (Notes 5 and 6):            3,608         -
                                                            -------   -------
Partners' capital:
     General Partners:
       NHT, Inc.                                                 (8)       (2)
       Other operating General Partners                          14        54
     Limited partners:
       Issued and outstanding  1,014,668
         investment units                                    (3,699)    1,745
                                                            -------   -------
                                                             (3,693)    1,797
                                                            -------   -------
          Total liabilities and partners' capital           $70,340   $74,039
                                                            =======   =======


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996,  1995 AND 1994
                    (In Thousands, except per Unit Amounts)

                                                           YEARS ENDED DECEMBER 31
                                                         --------------------------
                                                           1996      1995      1994
                                                         -------   -------   -------
Rental revenues (Notes 4 and 5):
     Rental revenues                                     $12,434   $12,365   $12,321
     Other income                                            255       358       245
                                                         -------   -------   -------
          Total rental revenues                           12,689    12,723    12,566
                                                         -------   -------   -------
Rental expenses:
     Administration                                        1,799     1,719     1,724
     Operating and maintenance                             2,873     2,905     2,943
     Management fees, primarily affiliates (Note 2)        1,026     1,027     1,032
     Utilities                                             1,777     1,681     1,675
     Taxes and insurance                                   1,870     1,836     1,760
     Depreciation and amortization                         2,995     3,073     3,025
     Impairment loss (Note 5):                             2,300         -         -
                                                         -------   -------   -------
          Total rental expenses                           14,640    12,241    12,159
                                                         -------   -------   -------
          Income (loss) from rental operations            (1,951)      482       407
                                                         -------   -------   -------
Other revenues and expenses:
     Interest income                                         252       265       260
     Interest expense                                     (3,490)   (3,627)   (3,639)
     Partnership management fees, affiliates (Note 2)       (315)     (307)     (291)
                                                         -------   -------   -------
        Net loss                                         $(5,504)  $(3,187)  $(3,263)
                                                         =======   =======   =======
Net loss per limited partnership unit                     $(5.42)   $(3.14)   $(3.22)
                                                         =======   =======   =======


                     The accompanying notes are an integral
                   part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In Thousands)

                                                   GENERAL
                                              PARTNERS' INTEREST                  LIMITED PARTNERS' INTEREST                TOTAL
                                           ---------------------------    -------------------------------------------    -----------

                                                         Other General     Investment       Operating                    Partners'
                                            NHT, Inc.       Partners      Partnership      Partnerships       Total       Capital
                                           -----------      ----------    -------------    --------------    --------    -----------


Balances as of January 1, 1994               $    6         $      237       $   894         $   7,230      $  8,124      $  8,367

Allocation of net loss                           (3)               (33)          (35)           (3,192)       (3,227)       (3,263)
General Partner contributions                                       11                                                          11
General Partner distributions                    (1)              (128)                                                       (129)
                                             ------         ----------       -------         ---------      --------      --------
Balances as of December 31, 1994                  2                 87           859             4,038         4,897         4,986
Allocation of net loss                           (3)               (32)          (35)           (3,117)       (3,152)       (3,187)
General Partner distributions                    (1)                (1)                                                         (2)
                                             ------         ----------       -------         ---------      --------      --------
Balances as of December 31, 1995                 (2)                54           824               921         1,745         1,797
Allocation of net loss                           (5)               (55)          (60)           (5,384)       (5,444)       (5,504)
General Partner contributions                                       16                                                          16
General Partner distributions                    (1)                (1)                                                         (2)
                                             ------         ----------       -------         ---------      --------      --------
Balances as of December 31, 1996             $   (8)        $       14       $   764         $  (4,463)     $ (3,699)     $ (3,693)
                                             ======         ==========       =======         =========      ========      ========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In Thousands)

                                                                   1996      1995      1994
                                                                 --------  -------   -------
Cash flows from operating activities:
     Net loss                                                    $(5,504)  $(3,187)  $(3,263)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization                            2,995     3,073     3,025
           Impairment loss                                         2,300         -         -
           Loss on fixed asset disposal                                -         -        38
          Accrued interest on promissory notes                     1,379     1,376     1,297
     Changes in operating assets and liabilities:
          Decrease (increase)  in deposits,
            prepaids and other assets                                (16)      (59)      183
          Increase in accounts payable and
            accrued expenses                                         285       130       170
          Increase (decrease) in other current liabilities           208       (97)       10
                                                                 -------   -------   -------
     Cash provided by operating activities                         1,647     1,236     1,460
                                                                 -------   -------   -------
Investing activities:
      Additions to buildings, furniture and
         equipment                                                (1,217)   (1,286)   (1,530)
     (Deposits)  withdrawals to assets
       limited as to use, net                                       (180)      587       803
                                                                 -------   -------   -------
      Cash used for investing activities                          (1,397)     (699)     (727)
                                                                 -------   -------   -------
Financing Activities:
     General Partners cash (distributions) contributions, net         14        (2)     (118)
     Additions to term debt                                          676       139       806
     Payments of term debt                                          (757)     (750)   (1,521)
                                                                 -------   -------   -------
     Cash used for financing activities                              (67)     (613)     (833)
                                                                 -------   -------   -------
       Increase (decrease) in cash and cash equivalents              183       (76)     (100)
       Cash and cash equivalents, beginning of year                1,130     1,206     1,306
                                                                 -------   -------   -------
       Cash and cash equivalents, end of year                    $ 1,313   $ 1,130   $ 1,206
                                                                 =======   =======   =======
Supplemental disclosure of cash flow  information:
   Cash paid during the year for interest                        $ 1,890   $ 2,243   $ 2,544
                                                                 =======   =======   =======



                     The accompanying notes are an integral
                   part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  Summary of the Organization and Its Significant Accounting Policies:
    --------------------------------------------------------------------

 National Housing Trust Limited Partnership, a Delaware limited partnership (the "Investment Partnership") was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships. NHT, Inc. (The "General Partner" or "NHT") serves as a General Partner of the Investment Partnership and as a General Partner, in most cases a .1% General Partner of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

 NHT, Inc., the sole General Partner of the Investment Partnership is a Delaware, 501(c)(3), nonprofit corporation which holds a 1% General Partner's interest in the Investment Partnership. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, is a Special Limited Partner in the Investment Partnership with a .01% limited partnership interest.

 The Operating Partnerships acquire, maintain and operate low-income housing developments that are eligible for and have been allocated the low-income housing tax credit established by the Tax Reform Act of 1986. Each housing project is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development
 (HUD), the U.S. Department of Agriculture Farmers Home Administration (FmHA), or various state/local housing finance agencies. NHT, Inc. holds a .1% - 1.1% General Partner interest in each Operating Partnership.

 National Affordable Housing Trust, Inc. (the "Trust"), a Maryland, 501(c)(3), nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio, 501(c)(3), nonprofit corporation formed in 1961, Retirement Housing Foundation, a California, 501(c)(3), nonprofit corporation also formed in 1961, and as of March 15, 1996 Volunteers of America, Inc., a New York, Section 501(c)(3), non profit corporation formed in 1896 (the "Trust Members").

 On October 7, 1988, the Investment Partnership completed a public offering of 1,014,668 units of limited partnership interests at $20.00 per unit, from which the Investment Partnership received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for costs related to the offering and paying the Trust $965,000 for organizational and offering expenses, the net proceeds of the offering were $17,249,000.

 Since completion of the public offering, the Partnership has acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 1996, 1995 or 1994.

 Annual distributions, if any, from the Operating Partnerships are limited under the terms of various agreements with governmental agencies. Any cash available for distribution from the Operating Partnerships will be distributed 98.9% to the Investment Partnership and 1.1% to the General Partners. Any Investment Partnership net income (loss), or cash available for distribution will be distributed 98.99% to unitholders, .01% to the Special Limited Partner and 1.0% to NHT, Inc. Cash distributions to Partners, if any, shall be made at such time or times as the General Partner may determine. Net loss per limited partnership unit is based on the average number of limited partnership units outstanding during the period of operating activity.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Principles of Combination:
--------------------------

The combined financial statements include the accounts of the Investment Partnership and Operating Partnerships in which it has acquired 98.9% limited partnership interests. Although the Investment Partnership does not have any significant liability to the Operating Partnerships beyond its original investment, and the net assets of each Operating Partnership are not available for the benefit of any other Operating Partnership or for the Investment Partnership, combined financial statements have been presented because of the significant interest the Investment Partnership has in the Operating Partnerships. All related entity accounts and transactions have been eliminated.

The Operating Partnerships that are included in the combined financial statements are the following:

                                                                                 Date
Partnership Name                                                    State      Acquired
-----------------                                                ----------    ---------
Stygler Village Limited Partnership                              Ohio          10/07/88
St. Martins Associates                                           Washington    01/31/89
W-C Apartments Limited Partnership                               Oklahoma      03/02/89
W-G Apartments Limited Partnership                               Oklahoma      03/02/89
W-P Apartments Limited Partnership                               Oklahoma      03/02/89
W-R Apartments Limited Partnership                               Oklahoma      03/02/89
Springchase Apartments Limited Partnership (Notes 5 and 6)       Texas         10/31/89
Trinidad Apartments Limited Partnership (Notes 5 and 6)          Texas         10/31/89
Wildwood Village I Limited Partnership                           Ohio          12/01/89
Wildwood Village II Limited Partnership                          Ohio          12/01/89
Wildwood Village III Limited Partnership                         Ohio          12/01/89
Melrose Village I Limited Partnership                            Ohio          12/01/89
Summit Square Limited Partnership                                Ohio          12/01/89
Washington Court House I Limited Partnership                     Ohio          12/01/89
Griggs Village Limited Partnership                               Ohio          12/01/89
Hebron Village Limited Partnership                               Ohio          12/01/89
Aspen NHT Apartments Company Limited Partnership                 Michigan      12/28/89
Birch Lake NHT Apartments Company Limited Partnership            Michigan      12/28/89
Century Place NHT Apartments Company Limited Partnership         Michigan      12/28/89
Glendale NHT Apartments Company Limited Partnership              Michigan      12/28/89
Lakeside NHT Apartments Company Limited Partnership              Michigan      12/28/89
Park Terrace NHT Apartments Company Limited Partnership          Michigan      12/28/89
Traverse Woods NHT Apartments Company  Limited Partnership       Michigan      12/28/89
Traverse Woods II NHT Apartments  Company Limited Partnership    Michigan      12/28/89
Bingham Terrace Limited Partnership                              Ohio          12/28/89
Coal Township Limited Partnership                                Pennsylvania  12/29/89
Hazelwood Limited Partnership                                    Pennsylvania  12/29/89
Mahanoy Limited Partnership                                      Pennsylvania  12/29/89
RP Limited Dividend Housing Association Limited Partnership      Michigan      12/31/89
YM Limited Dividend Housing Association Limited Partnership      Michigan      12/31/89
West Allegheny Partners Limited Partnership                      Pennsylvania  03/27/90

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Cash Equivalents:
-----------------

For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when pruchased.

Assets Limited as to Use:
-------------------------

Assets limited as to use consisted of Operating Partnerships' property reserves of $4,867,000 and $4,713,000 in 1996 and 1995, respectively and Investment Partnership reserves of $279,000 and $253,000 in 1996 and 1995, respectively.

Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures which may be needed for the designated property. At December 31, 1996 and 1995, these assets were maintained in demand deposit accounts with various financial institutions.

Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships' property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 1996 and 1995 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper and demand deposit accounts. Cost approximated market value at December 31, 1996 and 1995.

Rental Property:
----------------

Rental property is held for investment and is recorded at cost, net of any provisions for value impairment. Upon the sale, retirement or disposition of assets the carrying value and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded.

Depreciation is computed on the straight-line and accelerated methods using estimated useful lives of 27.5 years in general for buildings, 25 years for improvements, and 5 to 10 years for furniture and equipment.

Income Taxes:
-------------

The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Partnership's taxable loss. During 1996, 1995, and 1994, the following low-income housing tax credits were generated by the Partnership:

(In Thousands)                   1996    1995     1994
                                 ----    ----     ----
Low-income housing tax credits  $2,957  $2,952   $2,948

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


 The Revenue Reconciliation Act of 1990 permitted the Partnership to accelerate low-income housing tax credits to individual taxpayers who held interests on October 26, 1990. Consequently, the Partnership has passed the accelerated credit through to all qualifying partners of record on October 26, 1990. During 1990, the accelerated low-income housing tax credit was $4,104,000. The housing credit for subsequent tax years must be reduced on a pro rata basis by the amount of the increased credit. Non-qualifying unitholders will receive the original unaccelerated low-income housing tax credit for the remaining qualifying tax years of their investment.

 Use of Estimates:
 -----------------

 The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fair Value of Financial Instruments:
 ------------------------------------

 The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial instruments. The fair value of Cash, Deposits and Assets limited as to use is equal to their carrying amount. Given the nature of the components of the Partnership's term debt, including interest rates, repayment terms and restrictions, management believes because of excessive costs that estimation of fair value is impracticable.

2.  Related Party Transactions:
    ---------------------------

 The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

 General Partners or affiliates of General Partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, were $756,000, $814,000 and $836,000 in 1996, 1995 and 1994, respectively, including
 $176,000, $170,000, and $166,000 in 1996, 1995 and 1994, respectively to an affiliate of NHT, Inc.

 Two Operating Partnerships have entered into land leases of 51 years and 99 years with affiliates of the General Partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and account for the prepaid leases using the interest method.

 The Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $51,000, $51,000 and $42,000 in 1996, 1995 and 1994, respectively.
 Additionally, the Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $264,000, $256,000 and $249,000 in 1996, 1995 and 1994, respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 1996, 1995 and 1994. The fees paid in 1996, 1995 and 1994 were $185,000, $269,000 and $264,000, respectively. The balance accrued for these fees was $195,000, $65,000 and $27,000 as of December 31, 1996, 1995 and 1994,
 respectively.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


3.  Term Debt:
    ----------

 Concurrent with the Investment Partnership's investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers.

 The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, FmHA, or various state/local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and or/families. These loans are collateralized by the Operating Partnerships' land, buildings, and rental income. They have maturity dates ranging from January 1999 to November 2028 and bear interest at rates varying from 7% to 11.25%.

 As a result of the defaults of mortgages on two properties as more fully described in NOTES 5 AND 6, THE RELATED TERM DEBT IN THE AMOUNT OF $2,742,000 HAS BEEN CLASSIFIED IN LIABILITIES SUBJECT TO COMPROMISE AT DECEMBER 31, 1996 AND AS CURRENT AT DECEMBER 31, 1995.

 Substantially all of the promissory notes are collateralized by a second mortgage on the Operating Partnerships, land and buildings and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a property. Included in promissory notes is a note and related accrued interest in the amount of $2,131,000 and $1,965,000 at December 31, 1996 and 1995 which is due to an affiliate of the Investment Partnership.

 Estimated principal requirements on these loans during the next five years and thereafter are

 (in thousands):

     1997                          $    933
     1998                               980
     1999                             1,003
     2000                             1,084
     2001                             1,163
     Thereafter                      62,566
                                   --------
     Total                         $ 67,729
                                   ========

4.  Uncertainties:
    --------------

 HUD Housing Assistance Payments (HAP) Contracts:
 ------------------------------------------------

 Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts ("HAP Contracts"), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. At the present

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


 time, HUD is considering various alternatives to continuing project-based subsidies, which may include the nonrenewal of the existing HAP contracts between the Operating Partnerships and HUD. HUD is considering replacing the project-based subsidy program with a tenant voucher system, which would allow residents to use the vouchers to pay rent at any project of their choice. Most proposals call for restructuring debt on assisted housing to reflect current market values and reducing subsidized rents accordingly. At the present time, it is not possible to determine the ultimate changes that HUD might make to the subsidy program, if any, or the impact of any change upon the future operations of the Operating Partnerships and, as a result, the Investment Partnership.
 The Operating Partnerships received approximately $6,273,000 of rental assistance payments from HUD for the year ended December 31, 1996.

5.  Impairment of Long-Lived Assets:
    --------------------------------

 The Investor Partnership has two Fort Worth, Texas Operating Partnerships which had been in default of their mortgage obligations for two properties with mortgages held by HUD. In November 1995, the General Partner was notified that the mortgage loans on these two properties had been acquired from HUD by a Texas bank who demanded that the mortgages be brought current immediately. On March 14, 1996 the bank notified the General Partner that the properties would be foreclosed upon if the related mortgages were not paid in full by April 2, 1996. On March 26 and 28, 1996 the General Partner filed a petition for relief under Chapter 11 of the Bankruptcy Code for each of the two Operating Partnerships.

 In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the
 assets' carrying amount.   The impairment loss is measured by comparing the
 fair value of the asset to its carrying amount. The Investment Partnership has adopted Statement 121 in the first quarter of 1996. The new impairment rules resulted in the recognition of an impairment loss of $2.3 million related to the two properties referred to above that was charged against operations in the first quarter of 1996. The fair value was based on the purchase price of the mortgages of the two Operating Partnerships.

 The financial statements for these two properties were audited by other auditors who expressed uncertainty in their audit reports about the ability of these two operating partnerships to continue as going concerns. The bankruptcy hearing is currently scheduled for April 10, 1997. In the event these two properties are unable to successfully reorganize as a result ot the Chapter 11 filings, the related impact is not expected to be material to the Investment Partnership which expects to continue to operate as a going concern entity.

 Further, if the lender is successful in its foreclosure proceedings, the debt and related accrued interest would be recorded as an extraordinary gain in the period the foreclosure is consummated. A foreclosure or sale of the properties would result in adverse tax consequences to the investors of the Investor Partnership, including the recapture of a portion of the low income housing tax credits allocated to these two properties as well as a reduction of tax credits in future years.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


 Combined separate condensed financial information for the two Operating Partnerships at December 31, 1996 and 1995 is as follows:

                                    1996                    1995
                                  ----------             ----------

     Total Assets                 $1,390,000             $3,594,000
                                  ----------             ----------

     Total Liabilities            $3,791,000             $3,684,000
                                  ----------             ----------

     Total Revenues               $1,159,000             $1,180,000
                                  ----------             ----------

     Net Loss                     $2,311,000             $  319,000
                                  ----------             ----------

6.  Liabilities Subject to Compromise:

 On March 26 and 28, 1996, the two Fort Worth, Texas Operating Partnerships (see
 Note 5) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Northern District of Texas, Fort Worth Division.

 Under Chapter 11, certain claims (including the mortgage notes payable) against each of the Operating Partnerships in existence prior to the filing are automatically stayed while the Operating Partnerships continue business operations as a debtor-in-possession. The claims have been reflected in the accompanying balance sheet as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from various sources, including a determination of allowed claims by the bankruptcy court. The additional claims will be reflected as "liabilities subject to compromise" when the likelihood of the claim is probable and the allowed claim can be reasonably estimated.

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


 Liabilities subject to compromise consist of the following as of December 31, 1996:

     Mortgage notes payable       $2,742,000
     Accrued interest
      mortgage notes
      payable                        381,000
     Promissory notes                353,000
     Accounts payable and
      accrued expenses               132,000
                                  ----------
                                  $3,608,000
                                  ==========

                                    PART III
                                    --------

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:


Name                 Age                      Office                      Term Expires
----                 ----                    --------                     ------------
Charles R. Santer     41  President, Chief Executive Officer and Trustee          1998
Robert M. Snow        44  Vice President, Secretary and Trustee                   1998
Joseph R. Kasberg     44  Assistant Treasurer and Trustee                         1998
Susan E. Basting      35  Controller and Treasurer                                1998

CHARLES R. SANTER is president and chief executive officer of the National Affordable Housing Trust and NHT, Inc. Previously he served as chief executive officer of the Ohio Real Estate Commission and as president of a Columbus, Ohio real estate company. Mr. Santer graduated from Ohio University.

ROBERT M. SNOW is vice president of National Affordable Housing Trust, Inc. and NHT, Inc. Mr. Snow is in charge of asset management for NHTLP and has been an officer since 1992. Mr. Snow received a Bachelor's Degree from Lafayette University.

JOSEPH R. KASBERG is vice president and chief financial officer for National Church Residences. Mr. Kasberg, a certified public accountant, has been a financial officer of National Affordable Housing Trust, Inc. since July 1988. Mr. Kasberg received a Bachelor's Degree in Accounting from The Ohio State University in 1974 and an MBA from Xavier University in 1985.

SUSAN E. BASTING is Treasurer of the National Affordable Housing Trust, Inc. and NHT, Inc. Ms. Basting, a certified public accountant and certified management accountant, worked in public accounting and accounting management prior to
joining the staff.    Ms. Basting is a graduate of Wright State University.


ITEM 11          EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 1996, 1995 and 1994:

Fee or                         (In thousands)
Reimbursement Type                 Payee                   1996  1995   1994
-------------------            --------------             ------ -----  -----
Property management fees         General Partners of
                                 Operating Partnerships   $ 756  $ 814  $ 836
Partnership management fees      NHT, Inc.                $ 315  $ 307  $ 291

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has not had material transactions or business relationships with NHT, Inc. or its affiliates, except as described in Items 8, 9 and 10.



                                    PART IV
                                    -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

        The combined financial statements, related notes, and accountant's report listed below are included herein:



                                                                       Page
                                                                       ----
Independent Auditors' Reports - Ernst & Young LLP                        11

Combined balance sheets as of December 31, 1996 and 1995                 12

Combined statements of operations for the years ended
December 31, 1996, 1995  and 1994                                        14

Combined statements of partners' capital for the years ended
December 31, 1996, 1995 and 1994                                         15

Combined statements of cash flows for the years ended
December 31, 1996, 1995 and 1994                                         16

Notes to combined financial statements                                   17

2.  Financial Statement Schedules

    Schedule I                                                           29
    Schedule III                                                         31

     All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:

None.

3.  Exhibits
    -----------

    (a)  Exhibits

Exhibit No.                             Description
-----------                            --------------
*3.1 Form of Amended and Restated Agreement of Limited Partnership of the Registrant (attached to the Prospectus as Exhibit A)

*3.2               Certificate of Limited Partnership of the Registrant.

*10.1              Escrow Agreement between FirsTier Bank, N.A. and Registrant.

*10.2              Form of Purchase and Sale Agreement (including form of
                   Purchase Money Note).

*10.3              Form of Operating Partnership Agreement.

**10.4             Guarantee Agreement between the Trust and the Partnership.

**10.5 Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

**10.6 Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

**10.7 Letter Agreement between National Church Residences and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

**10.8 Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

**10.9 Letter Agreement between the Trust and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

**10.10 Letter Agreement between National Church Residences that the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

**10.11 Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

***10.12(a)        Purchase and Sale Agreement, with amendments, by and among
                   Willow Creek Apartments, Ltd., Willow Park Apartments, Ltd.,
                   Willow Garden Apartments, and Willow Rock Apartments, Ltd., and the March Company dated May 6, 1988.

***10.13(a)        Operating Partnership Agreement for W-R Apartments, L.P.,
                   dated March 2, 1989.

***10.12(b)        Purchase and Sale Agreement with amendments, by and among
                   Trinidad Apartments, and Springchase Apartments.

***10.13(b)        Operating Partnership Agreement for Trinidad Apartments and
                   Springchase Apartments.

***10.12(c)        Purchase and Sale Agreement with amendments, by and among
                   Melrose Village.

***10.13(c)        Operating Partnership Agreement for Melrose Village, Limited
                   Partnership, dated December 1, 1989.

***10.12(d)        Purchase and Sale Agreement with amendments, by and among
                   Aspen Apartments.

***10.13(d)        Operating Partnership Agreement for Aspen NHT Apartments
                   Limited Partnership, dated December 28, 1989.

***10.12(e)        Purchase and Sale Agreement with amendments, by and among
                   Bingham Terrace Apartments.

***10.13(e)        Operating Partnership Agreement for Bingham Terrace Limited
                   Partnership, dated December 29, 1989.

***10.12(f)        Purchase and Sale Agreement with amendments, by and among
                   Coal Township Elderly, Hazelwood Apartments, and Mahanoy
                   Elderly.

***10.13(f)        Operating Partnership Agreement for Coal Township Elderly,
                   Hazelwood Apartments, and Mahanoy Elderly dated December 29,
                   1989.

***10.12(g)        Purchase and Sale Agreement with amendments, by and among
                   Research Park and Young Manor.

***10.13(g)        Operating Partnership Agreement for RP Limited Dividend
                   Housing Association Limited Partnership and YM Limited
                   Dividend Housing Association Limited Partnership, dated
                   December 31, 1989.

****10.12(h)       Purchase and Sale Agreement with amendments, by and among
                   West Allegheny Partnership, L.P.

****10.13(h)       Operating Partnership Agreement for West Allegheny
                   Partnership, L.P., dated March 27, 1990.

       99.1        Reports of other Independent Auditors


* Filed under the identical Exhibit Number in Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (Commission File No. 33-15285) and incorporated herein by reference.

** Filed under the identical Exhibit Number on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

*** Filed under the identical Exhibit Number on Form 8-Ks filed for the 1989 Operating Partnership acquisitions identified in note #1 to the Combined Financial Statements and incorporated herein by reference.

**** Filed under the identical Exhibit Number on Form 8-K filed for the 1990
     Operating Partnership acquisition identified in note #1 to the Combined Financial Statements and incorporated herein by reference.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                   SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                              LIMITED PARTNERSHIP



Condensed Balance Sheets                                          December 31,
                                                            ------------------------
                                                              1996            1995
                                                            --------        --------
                                                                 (In Thousands)
Assets
Current assets:
   Cash                                                     $   279         $   253
   Accounts receivable, Operating Partnerships                  548             525
                                                            -------         -------
          Total current assets                                  827             778

Notes receivable, Operating Partnership                         283             283
                                                            -------         -------

                                                            $ 1,110         $ 1,061
                                                            =======         =======

Liabilities and Partners' Capital
Current liabilities:
   Accounts payable, primarily general partner              $   200         $    68

(Equity) deficit in Operating Partnerships                    4,617            (750)

Partners'  Capital (Deficit)                                 (3,707)          1,743
                                                            -------         -------

                                                            $ 1,110         $ 1,061
                                                            =======         =======

Condensed Statements of Operations                      Years Ended December 31
                                                  ----------------------------------
                                                   1996             1995      1994
                                                  -------         -------   --------
                                                            (In Thousands)
Revenues:
   Program management fees from Operating
      Partnerships                                $   157         $   157   $   156
   Interest                                            15              15        19
                                                  -------         -------   -------
                                                      172             172       175
                                                  -------         -------   -------

Expenses:
   Program management fees, general partner       $   315         $   307   $   291
   Administrative                                      58              70       109
                                                  -------         -------   -------
                                                      373             377       400
                                                  -------         -------   -------

Loss before equity in Operating Partnerships         (201)           (205)     (225)

Equity in loss of Operating Partnerships           (5,248)         (2,950)   (3,005)
                                                  -------         -------   -------
Net loss                                          $(5,449)        $(3,155)  $(3,230)
                                                  =======         =======   =======

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                   SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                        LIMITED PARTNERSHIP (CONTINUED)




Condensed Statements of Cash Flows                     Years Ended December 31
                                                      --------------------------
                                                        1996     1995     1994
                                                      --------  -------  -------
                                                            (In Thousands)

Cash used in operating activities                       $ (92)   $(207)   $(379)

Financing activities, distributions from Operating
   Partnerships, net                                      118       99       64
                                                        -----    -----    -----

Increase/(decrease) in cash                             $  26    $(108)   $(315)
                                                        =====    =====    =====

Notes to Condensed Financial Statements

Note A - Basis of Presentation:

In the financial statements of National Housing Trust Limited Partnership (NHTLP), its investment in substantially wholly-owned Operating Partnerships is stated at cost plus equity in undistributed earnings and less losses of the Operating Partnerships since the date of acquisition.

Note B - Notes Receivable, Operating Partnership:

The notes receivable from an Operating Partnership bear interest at varying rates, are repayable out of distributable cash flow and are due through 2006.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1996

                                   ( 1 OF 3)
                                 (In Thousands)


                                                                                          COST
                                                                                       CAPITALIZED               GROSS
                                                                  INITIAL COST TO     SUBSEQUENT TO    AMOUNT AT WHICH CARRIED
                                                                    PARTNERSHIP        ACQUISITION        AT CLOSE OF PERIOD
                                                               -------------------------------------------------------------------
PARTNERSHIP                                                              BUILDINGS &                          BUILDINGS &
    NAME                  DESCRIPTION             ENCUMBRANCES   LAND    IMPROVEMENT   IMPROVEMENTS   LAND    IMPROVEMENTS   TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Stygler Village     Low-income housing project        $5,333                $4,717         $ 82                  $4,799     $4,799
                    Located in Gahanna, Ohio

St. Martins         Low-income housing project         1,571                 2,094           96                   2,190      2,190
                    Located in Seattle, Washington

Willow Creek        Low-income housing project         1,074     $123        1,573          107       $123        1,479      1,602
                    Located in Bartlesville, OK

Willow Gardens      Low-income housing project         1,319       94        1,630           73         94        1,703      1,797
                    Located in Bartlesville, OK

Willow Park         Low-income housing project         1,200      157        1,513          120        157        1,633      1,790
                    Located in Bartlesville, OK

Willow Rock         Low-income housing project         1,280      148        1,508          152        148        1,660      1,808
                    Located in Bartlesville, OK

Springchase         Low-income housing project         1,645      300        1,909                     134          428        562
                    Located in Fort Worth, TX

Trinidad            Low-income housing project         1,450      250        1,745                     115          408        523
                    Located in Fort Worth, TX

Wildwood I          Low-income housing project         1,155      123        1,783          109        123        1,861      1,984
                    Located in Columbus, OH

Wildwood II         Low-income housing project           946      117        1,526           46        117        1,527      1,644
                    Located in Columbus, OH

Wildwood III        Low-income housing project         1,079      178        1,725                     178        1,700      1,878
                    Located in Columbus, OH



                                                                              LIFE ON WHICH
                                                                             DEPRECIATION IN
                                                                              LATEST INCOME
PARTNERSHIP                                        ACCMULATED      DATE        STATEMENTS
    NAME                  DESCRIPTION             DEPRECIATION   ACQUIRED     IS COMPUTED
--------------------------------------------------------------------------------------------
Stygler Village     Low-income housing project        $1,450      10/07/88     27 1/2 years
                    Located in Gahanna, Ohio

St. Martins         Low-income housing project           646       1/31/89     27 1/2 years
                    Located in Seattle, Washington

Willow Creek        Low-income housing project           422       3/02/89     27 1/2 years
                    Located in Bartlesville, OK

Willow Gardens      Low-income housing project           487       3/02/89     27 1/2 years
                    Located in Bartlesville, OK

Willow Park         Low-income housing project           464       3/02/89     27 1/2 years
                    Located in Bartlesville, OK

Willow Rock         Low-income housing project           471       3/02/89     27 1/2 years
                    Located in Bartlesville, OK

Springchase         Low-income housing project            12      12/31/89     27 1/2 years
                    Located in Fort Worth, TX

Trinidad            Low-income housing project            13      10/31/89     27 1/2 years
                    Located in Fort Worth, TX

Wildwood I          Low-income housing project           469      12/01/89     27 1/2 years
                    Located in Columbus, OH

Wildwood II         Low-income housing project           383      12/01/89     27 1/2 years
                    Located in Columbus, OH

Wildwood III        Low-income housing project           438      12/01/89     27 1/2 years
                    Located in Columbus, OH




                                   CONTINUED

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1996

                                   ( 2 OF 3)
                                 (In Thousands)


                                                                                          COST
                                                                                       CAPITALIZED               GROSS
                                                                  INITIAL COST TO     SUBSEQUENT TO    AMOUNT AT WHICH CARRIED
                                                                    PARTNERSHIP        ACQUISITION        AT CLOSE OF PERIOD
                                                               -------------------------------------------------------------------
PARTNERSHIP                                                              BUILDINGS &                          BUILDINGS &
    NAME                  DESCRIPTION             ENCUMBRANCES   LAND    IMPROVEMENT   IMPROVEMENTS   LAND    IMPROVEMENTS   TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Melrose Village     Low-income housing project           620       89          983                      89          983      1,072
                    Located in Findlay, OH

Summit Square       Low-income housing project         1,811      105        3,327              7      105        3,334      3,439
                    Located in Dayton, OH

Washington Court    Low-income housing project           564       81          932                      81          922      1,003
House               Located in Washington CH
                    OH

Griggs Village      Low-income housing project           323       36          610                      36          601        637
                    Located in Columbus, OH

Hebron Village      Low-income housing project           372       45          603                      45          603        643
                    Located in Hebron, OH

Aspen I             Low-income housing project           949       70          997             18       70        1,015      1,085
                    Located in Gaylord, MI

Birch Lake          Low-income housing project           808       56          805             58       56          863        919
                    Located in Ludington, MI

Century Place       Low-income housing project         2,287      138        1,990            477      138        2,467      2,605
                    Located in Greenville, MI

Glendale            Low-income housing project           394       27          414                      27          414        441
                    Located in Scottville, MI

Lakeside            Low-income housing project         1,277       76        1,023            239       76        1,262      1,338
                    Located in Cadillac, MI


                                                                                  LIFE ON WHICH
                                                                                 DEPRECIATION IN
                                                                                  LATEST INCOME
PARTNERSHIP                                         ACCUMULATED        DATE       STATEMENTS IS
    NAME                  DESCRIPTION               DEPRECIATION     ACQUIRED       COMPUTED
-----------------------------------------------------------------------------------------------
Melrose Village     Low-income housing project           253         12/01/89     27 1/2 years
                    Located in Findlay, OH

Summit Square       Low-income housing project           857         12/01/89     27 1/2 years
                    Located in Dayton, OH

Washington Court    Low-income housing project           238         12/01/89     27 1/2 years
House               Located in Washington CH
                    OH

Griggs Village      Low-income housing project           155         12/01/89     27 1/2 years
                    Located in Columbus, OH

Hebron Village      Low-income housing project           155         12/01/89     27 1/2 years
                    Located in Hebron, OH

Aspen I             Low-income housing project           260         12/28/89     27 1/2 years
                    Located in Gaylord, MI

Birch Lake          Low-income housing project           215         12/28/89     27 1/2 years
                    Located in Ludington, MI

Century Place       Low-income housing project           519         12/28/89     27 1/2 years
                    Located in Greenville, MI

Glendale            Low-income housing project           108         12/28/89     27 1/2 years
                    Located in Scottville, MI

Lakeside            Low-income housing project           293         12/28/89     27 1/2 years
                    Located in Cadillac, MI

                                   CONTINUED

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1996

                                   ( 3 OF 3)
                                 (In Thousands)



                                                                                          COST
                                                                                       CAPITALIZED               GROSS
                                                                  INITIAL COST TO     SUBSEQUENT TO    AMOUNT AT WHICH CARRIED
                                                                    PARTNERSHIP        ACQUISITION        AT CLOSE OF PERIOD
                                                               -------------------------------------------------------------------
PARTNERSHIP                                                              BUILDINGS &                          BUILDINGS &
    NAME                  DESCRIPTION             ENCUMBRANCES   LAND    IMPROVEMENT   IMPROVEMENTS   LAND    IMPROVEMENTS   TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Park Terrace        Low-income housing project           936       73        1,065                      73        1,084      1,157
                    Located in Williamston, MI

Traverse Woods      Low-income housing project           948       71        1,054              47      71        1,101      1,172
                    Located in Petoskey, MI

Traverse Woods      Low-income housing project         1,585      117        1,733             622     117        2,355      2,472
II                  Located in Petoskey, MI

Bingham Terrace     Low-income housing project         1,243       16        1,092             386      20        1,473      1,493
                    Located in Cadiz, OH

Coal Township       Low-income housing project         4,445      150        4,511             602     150        5,113      5,263
                    Located in Coal Township, PA

Hazelwood           Low-income housing project         4,659      200        4,379             243     200        4,622      4,822
                    Located in Luzerne County,
                    PA

Mahanoy             Low-income housing project         5,416      125        5,915            797      125        6,712      6,837
                    Located in Mahanoy City, PA

Research Park       Low-income housing project         9,965      850        9,678            482      850       10,070     10,920
                    Located in Detroit, MI

Young Manor         Low-income housing project         6,623      400        6,512            157      400        6,637      7,037
                    Located in Detroit, MI

West Allegheny      Low-income housing project         2,648       50          836          4,044       50        4,881      4,931
                    Located in Philadelphia, PA
                                                   ---------------------------------------------------------------------------------
                                        TOTALS       $65,925   $4,265      $69,982         $8,964   $3,968      $75,900    $79,868
                                                   =================================================================================



                                                                                  LIFE ON WHICH
                                                                                 DEPRECIATION IN
                                                                                  LATEST INCOME
PARTNERSHIP                                         ACCUMULATED        DATE       STATEMENTS IS
    NAME                  DESCRIPTION               DEPRECIATION     ACQUIRED       COMPUTED
-----------------------------------------------------------------------------------------------
Park Terrace        Low-income housing project           278         12/28/89     27 1/2 years
                    Located in Williamston, MI

Traverse Woods      Low-income housing project           280         12/28/89     27 1/2 years
                    Located in Petoskey, MI

Traverse Woods      Low-income housing project           494         12/28/89     27 1/2 years
II                  Located in Petoskey, MI

Bingham Terrace     Low-income housing project           236         12/29/89       40 years
                    Located in Cadiz, OH

Coal Township       Low-income housing project         1,240         12/29/89     27 1/2 years
                    Located in Coal Township, PA

Hazelwood           Low-income housing project         1,142         12/29/89     27 1/2 years
                    Located in Luzerne County,
                    PA

Mahanoy             Low-income housing project         1,623         12/29/89     27 1/2 years
                    Located in Mahanoy City, PA

Research Park       Low-income housing project         2,463         12/31/89     27 1/2 years
                    Located in Detroit, MI

Young Manor         Low-income housing project         1,647         12/31/89     27 1/2 years
                    Located in Detroit, MI

West Allegheny      Low-income housing project           599          3/27/90       40 years
                    Located in Philadelphia, PA
                                                   ------------------------------------------
                                        TOTALS       $18,310
                                                   =========

                                 (In Thousands)


                                            December 31,
                                     -------------------------
Real Estate:                           1996     1995     1994
--------------                       -------  -------  -------
Balance at beginning of period:      $81,868  $80,788  $79,538
     Additions during period:
       Improvements                    1,120    1,080    1,250
     Deductions during period **:      3,120     None     None
                                     -------  -------  -------
Balance at end of period *:          $79,868  $81,868  $80,788
                                     =======  =======  =======

Accumulated Depreciation:
-------------------------
Balance at beginning of period:      $16,744  $13,981  $11,221
     Additions during period:
       Depreciation expense            2,386    2,763    2,760
     Deductions during period:           820     None     None
                                     -------  -------  -------
Balance at end of period:            $18,310  $16,744  $13,981
                                     =======  =======  =======

* Aggregate costs for federal income tax purposes were $79,868,000, $81,868,000 and $80,788,000 at December 31, 1996, 1995, and 1994 respectively.

** Includes deductions for impairment loss and write off of fully depreciated assets.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              National Housing Trust Limited Partnership

                              By:  NHT, Inc.  General Partner

Date:  March 21, 1997               /s/Charles R. Santer
                              ----------------------------------------------
                                  Charles R. Santer, President
                               and Chief Executive Officer, NHT, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 21, 1997    By  /s/Charles R. Santer
                             ------------------------------------
                             Charles R. Santer, Trustee
                             President and CEO, NHT, Inc.

Date:  March 21, 1997    By  /s/Robert M. Snow
                             ------------------------------------
                             Robert M. Snow, Trustee,
                             Vice President and Secretary, NHT, Inc.

Date:  March 21, 1997    By  /s/Susan E. Basting
                             ------------------------------------
                             Susan E. Basting, Trustee
                             Controller and Treasurer, NHT, Inc.