Form 10-Q
period 1997-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1997-05-13
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      for the quarter ended March 31, 1997


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



                                    Yes  X  No
                                        ---    ---

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                            March 31, 1997 FORM 10-Q

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                    PAGE NO.
-----------------------------                                    --------

Item 1.     Unaudited Combined Financial Statements


      Combined Balance Sheets.......................................3

      Combined Statements of Operations ............................5

      Combined Statements of Cash Flows.............................6

      Notes to Combined Financial Statements........................7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations ..........................................8

PART II   OTHER INFORMATION
---------------------------

      Other Information.............................................12

      Signatures....................................................13

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                                (In Thousands)


                                                          March 31                     December 31
ASSETS                                                      1997                          1996
---------------------------------------------       --------------------          --------------------
Current Assets:
     Cash and cash equivalents                    $                 760          $               1,313
     Tenants' security deposits                                     453                            446
     Mortgage escrow deposits                                       758                            620
     Prepaid expenses and other assets                              829                            731
                                                    --------------------           --------------------
          Total current assets                                    2,800                          3,110
                                                    --------------------           --------------------


Assets limited as to use                                          5,370                          5,146
                                                    --------------------           --------------------

Rental property:
     Buildings and improvements (Note B)                         76,065                         75,900
     Furniture and equipment                                      2,534                          2,523
                                                    --------------------           --------------------
                                                                 78,599                         78,423
       Less accumulated depreciation                           (21,079)                       (20,379)
                                                    --------------------           --------------------
                                                                 57,520                         58,044
     Land                                                         3,968                          3,968
                                                    --------------------           --------------------
                                                                 61,488                         62,012
                                                    --------------------           --------------------
Prepaid land leases, less current
     maturities                                                      64                             72
                                                    --------------------           --------------------

          Total assets                            $              69,722          $              70,340
                                                    ====================           ====================


                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL                     March 31, 1997              December 31, 1996
-----------------------------------------------     -------------------          ---------------------
                                                       (Unaudited)
Liabilities not subject to compromise:
Current liabilities:
     Accounts payable and accrued expenses        $            1,938           $                1,944
     Rents received in advance                                    62                               36
     Deposits held                                               479                              461
     Accrued interest on mortgage notes
       payable                                                   166                              255
     Current maturities of term debt                             854                              933
                                                    -------------------          ---------------------

          Total current liabilities                            3,499                            3,629
                                                    -------------------          ---------------------

Term debt, less current maturities:
     Mortgage notes payable                                   41,711                           41,903
     Promissory notes, including accrued
        interest payable                                      25,507                           24,893
                                                    -------------------          ---------------------

                                                              67,218                           66,796
                                                    -------------------          ---------------------


Liabilities subject to compromise (Note C):                    3,608                            3,608
                                                    -------------------          ---------------------

Partners' capital:
     General Partners:
       NHT, Inc.                                                 (9)                              (8)
       Other Operating General Partners                            5                               14

     Limited partners:
       Issued and outstanding 1,014,668
          investment units                                   (4,599)                          (3,699)
                                                    -------------------          ---------------------

                                                             (4,603)                          (3,693)
                                                    -------------------          ---------------------

          Total liabilities and partners' capital $           69,722           $               70,340
                                                    ===================          =====================




                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In Thousands, except per Unit Amounts)


                                                       1997                           1996
                                                   -----------------              ---------------
Rental revenues:
     Rental revenues                              $         3,111                $       3,090
     Other income                                              77                           80
                                                   -----------------              ---------------

        Total revenues                                      3,188                        3,170
                                                   -----------------              ---------------

Rental expenses:
     Administration                                           409                          420
     Operating and maintenance                                750                          668
     Management fees                                          355                          302
     Utilities                                                517                          512
     Taxes and insurance                                      485                          483
     Depreciation and amortization                            708                          745
     Impairment loss (Note B)                                   -                        2,300
                                                   -----------------              ---------------

        Total expenses                                      3,224                        5,430
                                                   -----------------              ---------------

        Loss from operations                                 (36)                      (2,260)
                                                   -----------------              ---------------

Other revenues and (expenses):
     Interest income                                           37                           21
     Interest expense                                       (832)                        (912)
     Partnership management fees                             (79)                         (75)
                                                   -----------------              ---------------

          Net loss                                $         (910)                $     (3,226)
                                                   =================              ===============


Net loss per limited partnership unit             $        (0.90)                $      (3.18)
                                                   =================              ===============









                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (In Thousands)


                                                                        1997                        1996
                                                                   ----------------            ----------------
Cash flows from operating activities:
     Net loss                                                    $          (910)            $        (3,226)
     Adjustments to reconcile net loss
       to net cash (used for) provided by
       operating activities:
          Impairment loss                                                       -                       2,300
          Depreciation and amortization                                       708                         745
          Accrued interest on promissory notes                                390                         424
     Changes in operating assets and liabilities:
     Increase in deposits,
          prepaids and other assets                                         (243)                       (390)
     (Decrease) Increase  in accounts
          payable and accrued expenses                                        (6)                         307
     (Decrease) Increase in other current
          liabilities                                                        (45)                          21
                                                                   ----------------            ----------------
Cash (used for) provided by operations                                      (106)                         181
                                                                   ----------------            ----------------
Investing activities:
     Additions to buildings, furniture and
        equipment, net                                                      (176)                        (92)
     Deposits to assets limited as
        to use, net                                                         (224)                       (260)
                                                                   ----------------            ----------------
        Cash used for investing
            activities                                                      (400)                       (352)
                                                                   ----------------            ----------------
Financing Activities:
     General partners cash distributions                                        -                        (24)
     Additions to term debt                                                   224
     Payments of term debt                                                  (271)                       (221)
                                                                   ----------------            ----------------
       Net cash used for
          financing activities                                               (47)                       (245)
                                                                   ----------------            ----------------
     Decrease in cash and cash
        equivalents                                                         (553)                       (416)
Cash and cash equivalents beginning
     of  year                                                               1,313                       1,130
                                                                   ----------------            ----------------
   Cash and cash equivalents end
     of period                                                   $            760            $            714
                                                                   ================            ================



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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 1996 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Management does not expect Statement 128 to impact the financial statements.

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

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Investment Partnership adopted Statement 121 in the first quarter of 1996. The fair value was based on the purchase price of the mortgages of the two Operating Partnerships. The new impairment rules resulted in the recognition of an impairment loss of $2.3 million related to the two properties referred to above that was charged against operations in first quarter 1996.

The December 31, 1996 financial statements for these two properties were audited by other auditors who expressed uncertainty in their audit reports about the ability of these two operating partnerships to continue as going concerns. The bankruptcy hearing previously scheduled for April 10, 1997 has been rescheduled for June 5, 1997. In the event these two properties are unable to successfully reorganize as a result of the Chapter 11 filings, the related impact is not expected to be material to the Investment Partnership which expects to continue to operate as a going concern entity.

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

Liabilities subject to compromise consist of the following as of March 31, 1997:

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

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the U.S. Department of Housing and Urban Development (HUD) assumed the mortgages. In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. Due to HUD disclosure policies, the General Partner did not learn who bought the mortgages until November 9, 1995. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnerships did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with the bank seeking a consensual agreement to restructure the debt. The bank responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter proposal on March 14, 1996. The General Partner received notice later that same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996. The consequences of foreclosure would include a recapture of a portion of the tax credits previously received by the investors and the reduction of tax credits in future years. A foreclosure in 1997 could result in a reduction of an investor's return from approximately 14% to approximately 10% in 1997 and to approximately 13% each year thereafter through the year 2000. The General Partner will employ all actions to minimize the effect to the investors. As part of its strategy, the General Partner filed on March 26, 1996 for Trinidad Apartments Limited Partnership and on March 28, 1996 for Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectively, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. The hearing previously scheduled for April 10, 1997 has been rescheduled for June 5, 1997. However, there can be no assurance as to the outcome at this time.

As of March 31, 1997, average occupancy of the Properties was 96%.

Results of Operations
---------------------

The March 31, 1997, net loss of $910,000 decreased 71.8% from the March 31, 1996, net loss of $3,226,000. The reasons for the difference are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties as required by FAS 121 (see Note B).

Total revenue increased $18,000 or .6% when comparing the quarters ended March 31, 1997 and 1996.

Total rental expenses exclusive of depreciation and impairment loss for the quarter ended March 31, 1997 and 1996 are $2,516,000 and $2,385,000, respectively. The $131,000 (5.5%) increase in rental expenses between 1997 and 1996 was due primarily to a $82,000 (12.3%) increase in operating and maintenance expense and a $53,000 (17.5%) increase in management fee expense.

The operating and maintenance expense increase is primarily related to an increase in repairs and maintenance in the current year first quarter as compared to the prior year first quarter. The management fee increase is primarily related to the payment of incentive management fees for five of the properties in first quarter 1997.

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

At March 31, 1997 assets limited as to use were $5,370,000. The assets were composed of the Investment Partnership reserve of $384,000 and Operating Partnership reserves of $4,986,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1996 the General Partner deferred payment of $195,000 of its Management Fee due to a reduced level of the Investment Partnership Reserve. In light of the current level, the General Partner is again considering deferring payment of a portion of its fee in 1997 to maintain an appropriate level of Investment Partnership reserve. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

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
                              ------------------------------------------
                                  (Registrant)



Date   May 8, 1997            By /s/ Charles R. Santer
       ------------              ------------------------------------
                                 Charles R. Santer
                                 President, NHT, Inc.



Date   May 8, 1997            By /s/ Susan E. Basting
       ------------              ------------------------------------
                                   Susan E. Basting
                                   Treasurer, NHT, Inc.