Form 10-Q
period 1997-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1997-08-13
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      for the quarter ended June 30, 1997


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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                            JUNE 30, 1997 FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.  Unaudited Combined Financial Statements


      Combined Balance Sheets.........................................     3

      Combined Statements of Operations...............................     5

      Combined Statements of Cash Flows...............................     7

      Notes to Combined Financial Statements..........................     8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations................................................     9


PART II  OTHER INFORMATION
--------------------------

      Other Information...............................................    13

      Signatures......................................................    14

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                                (In Thousands)




                                                         June 30               December 31
ASSETS                                                    1997                    1996
-------------------------------------------        ----------------        ----------------
Current Assets:
     Cash and cash equivalents                     $            906        $          1,313
     Tenants' security deposits                                 463                     446
     Mortgage escrow deposits                                   971                     620
     Prepaid expenses and other assets                          841                     731
                                                   ----------------        ----------------
          Total current assets                                3,181                   3,110
                                                   ----------------        ----------------


Assets limited as to use                                      5,512                   5,146
                                                   ----------------        ----------------

Rental property:
     Buildings and improvements (Note B)                     76,417                  75,900
     Furniture and equipment                                  2,541                   2,523
                                                   ----------------        ----------------
                                                             78,958                  78,423
       Less accumulated depreciation                        (21,807)                (20,379)
                                                   ----------------        ----------------
                                                             57,151                  58,044
     Land                                                     3,968                   3,968
                                                   ----------------        ----------------
                                                             61,119                  62,012
                                                   ----------------        ----------------
Prepaid land leases, less current
     maturities                                                  57                      72
                                                   ----------------        ----------------

          Total assets                             $         69,869        $         70,340
                                                   ================        ================


                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)



                                                     June 30,         December 31,
LIABILITIES AND PARTNERS' CAPITAL                     1997               1996
--------------------------------------------     ---------------    ----------------
                                                    (Unaudited)
Liabilities not subject to compromise:
Current liabilities:
     Accounts payable and accrued expenses       $         2,345    $          1,944
     Rents received in advance                                51                  36
     Deposits held                                           493                 461
     Accrued interest on mortgage notes
       payable                                               166                 255
     Current maturities of term debt                         855                 933
                                                 ---------------    ----------------

          Total current liabilities                        3,910               3,629
                                                 ---------------    ----------------

Term debt, less current maturities:
     Mortgage notes payable                               41,527              41,903
     Promissory notes, including accrued
        interest payable                                  26,109              24,893
                                                 ---------------    ----------------
                                                          67,636              66,796
                                                 ---------------    ----------------


Liabilities subject to compromise (Note C):                3,608               3,608
                                                 ---------------    ----------------

Partners' capital:
     General Partners:
       NHT, Inc.                                             (10)                 (8)
       Other Operating General Partners                       (2)                 14

     Limited partners:
       Issued and outstanding 1,014,668
          investment units                                (5,273)             (3,699)
                                                 ---------------    ----------------

                                                          (5,285)             (3,693)
                                                 ---------------    ----------------

          Total liabilities and partners'
           capital                               $        69,869    $         70,340
                                                 ===============    ================



                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In Thousands, except per Unit Amounts)



                                                       1997               1996
                                                ----------------      -------------
Rental revenues:
     Rental revenues                            $          3,178      $       3,091
     Other income                                            113                 91
                                                ----------------      -------------

        Total revenues                                     3,291              3,182
                                                ----------------      -------------

Rental expenses:
     Administration                                          404                372
     Operating and maintenance                               817                738
     Management fees                                         248                239
     Utilities                                               391                374
     Taxes and insurance                                     501                489
     Depreciation and amortization                           735                743
                                                ----------------      -------------

        Total expenses                                     3,096              2,955
                                                ----------------      -------------

        Income from operations                               195                227
                                                ----------------      -------------

Other revenues and (expenses):
     Interest income                                          42                 34
     Interest expense                                       (840)              (856)
     Partnership management fees                             (79)               (75)
                                                ----------------      -------------

          Net loss                              $           (682)     $        (670)
                                                ================      =============


Net loss per limited partnership unit           $          (0.67)     $       (0.66)
                                                ================      =============



                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In Thousands, except per Unit Amounts)



                                                       1997               1996
                                                ----------------      -------------
Rental revenues:
     Rental revenues                            $          6,288      $       6,179
     Other income                                            191                173
                                                ----------------      -------------

        Total revenues                                     6,479              6,352
                                                ----------------      -------------

Rental expenses:
     Administration                                          813                791
     Operating and maintenance                             1,567              1,406
     Management fees                                         603                541
     Utilities                                               908                886
     Taxes and insurance                                     986                972
     Depreciation and amortization                         1,443              1,488
     Impairment loss (Note B)                                  -              2,300
                                                ----------------      -------------

        Total expenses                                     6,320              8,384
                                                ----------------      -------------

        Income (loss) from operations                        159             (2,032)
                                                ----------------      -------------

Other revenues and (expenses):
     Interest income                                          79                 54
     Interest expense                                     (1,672)            (1,768)
     Partnership management fees                            (157)              (150)
                                                ----------------      -------------

          Net loss                              $         (1,591)     $      (3,896)
                                                ================      =============


Net loss per limited partnership unit           $          (1.57)     $       (3.84)
                                                ================      =============



                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (In Thousands)

                                                       1997                                    1996
                                                 -------------                           -------------
Cash flows from operating activities:
     Net loss                                    $      (1,591)                          $      (3,896)
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
          Impairment loss                                    -                                   2,300
          Depreciation and amortization                  1,443                                   1,488
          Accrued interest on promissory notes             782                                     669
     Changes in operating assets and
         liabilities:
     Increase in deposits,
          prepaids and other assets                       (478)                                   (465)
     Increase in accounts payable
          and accrued expenses                             401                                     398
     (Decrease) increase in other current
           liabilities                                     (42)                                    108
                                                 -------------                           -------------
Cash provided by operations                                515                                     602
                                                 -------------                           -------------
Investing activities:
     Additions to buildings, furniture and
        equipment, net                                    (535)                                   (230)
     Withdrawals to assets limited as
        to use, net                                       (366)                                    (84)
                                                 -------------                           -------------

        Cash used for investing activities                (901)                                   (314)
                                                 -------------                           -------------
Financing Activities:
     General partners cash distributions                    (1)                                    (24)
     General partners cash contributions                     -                                      16
     Additions to term debt                                434                                       -
     Payments of term debt                                (454)                                   (447)
                                                 -------------                           -------------
       Net cash used for
          financing activities                             (21)                                   (455)
                                                 -------------                           -------------
     Decrease in cash and cash
        equivalents                                       (407)                                   (167)
Cash and cash equivalents beginning
     of period                                           1,313                                   1,130
                                                 -------------                           -------------
Cash and cash equivalents end
     of period                                   $         906                           $         963
                                                 =============                           =============


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

The December 31, 1996 financial statements for these two properties were audited by other auditors who expressed uncertainty in their audit reports about the ability of these two operating partnerships to continue as going concerns. The bankruptcy hearing previously scheduled for April 10, 1997 was rescheduled for June 5, 1997, and has been continued to August 20, 1997. In the event these two properties are unable to successfully reorganize as a result of the Chapter 11 filings, the related impact is not expected to be material to the Investment Partnership, which expects to continue to operate as a going concern entity.

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

Liabilities subject to compromise consist of the following as of June 30, 1997:


Mortgage notes payable                             $ 2,742,000
Accrued interest mortgage notes payable                381,000
Promissory notes                                       353,000
Accounts payable and accrued expenses                  132,000
                                                   -----------

                                                   $ 3,608,000
                                                   ===========




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

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the U.S. Department of Housing and Urban Development (HUD) assumed the mortgages. In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. Due to HUD disclosure policies, the General Partner did not learn who bought the mortgages until November 9, 1995. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnerships did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with the bank seeking a consensual agreement to restructure the debt. The bank responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter proposal on March 14, 1996. The General Partner received notice later that same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996. The consequences of foreclosure would include a recapture of a portion of the tax credits previously received by the investors and the reduction of tax credits in future years. A foreclosure in 1997 could result in a reduction of an investor's return from approximately 14% to approximately 10% in 1997 and to approximately 13% each year thereafter through the year 2000. The General Partner will employ all actions to minimize the effect on the investors. As part of its strategy, the General Partner filed on March 26, 1996 for Trinidad Apartments Limited Partnership and on March 28, 1996 for Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectively, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. The hearing previously scheduled for April 10, 1997 was rescheduled for June 5, 1997, and has been continued to August 20, 1997. However, there can be no assurance as to the outcome at this time.

As of June 30, 1997,  average occupancy of the Properties was 96%.

Results of Operations
---------------------

The June 30, 1997, net loss of $1,591,000 decreased 59.2% from the June 30, 1996, net loss of $3,896,000. The reasons for the difference are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties as required by FAS 121 (see Note B).

Total revenue increased $127,000 or 2.0% when comparing the six months ended June 30, 1997 and 1996.

Total rental expenses exclusive of depreciation and impairment loss for the six months ended June 30, 1997 and 1996 are $4,877,000 and $4,596,000, respectively. The $281,000 (6.1%) increase in rental expenses between 1997 and 1996 was due primarily to a $161,000 (11.4%) increase in operating and maintenance expense and a $62,000 (11.5%) increase in management fee expense.

The operating and maintenance expense increase is primarily related to an increase in repairs and maintenance in the current year first quarter as compared to the prior year first quarter. The management fee increase is primarily related to the payment of incentive management fees for five of the properties in first quarter 1997.

To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the proposed changes in HUD programs future increases in subsidy income may be limited. Overall, the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above, they are producing positive cash flow and the managing general partners and management companies are consistently seeking means to improve operational results.

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

Public Law 104-204, effective October 1, 1996, provided that HUD generally will renew Section 8 rental assistance contracts that expire in fiscal year 1997 (October 1, 1996 through September 30, 1997) for one year so long as the subsidized rents on the properties do not exceed 120% of HUD-published Fair Market Rents (FMRs) for the market areas in which the properties are located. With respect to most properties with rents in excess of 120% of FMRs and Section 8 contracts that expire in fiscal year 1997, Congress authorized a demonstration program to initiate restructuring of the loans and rent subsidies. The Operating Partnerships own 14 properties whose Section 8 contracts expired in 1997, of which two have rents in excess of 120% of FMRs. The Section 8 contracts for these 14 properties have been or are expected to be renewed with HUD until at least the end of fiscal 1997. In addition, two other properties owned by Operating Partnerships have
Section 8 contracts with rents in excess of 120% of FMRs that expire after fiscal year 1997. Congress is still considering legislation that is expected to affect the renewals of Section 8 contracts. The General Partner continues to monitor current legislation and will seek to renew all expiring Section 8 contracts, and if appropriate, the General Partner will seek to participate in the program to restructure loans and rent subsidies.

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

At June 30, 1997 assets limited as to use were $5,512,000. The assets were composed of the Investment Partnership reserve of $374,000 and Operating Partnership reserves of $5,138,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1996 the General Partner deferred payment of $195,000 of its Management Fee due to a reduced level of the Investment Partnership Reserve. In light of the current level, the General Partner is again considering deferring payment of a portion of its fee in 1997 to maintain an appropriate level of Investment Partnership reserve. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

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
                          ------------------------------------------
                                        (Registrant)



Date   August 8, 1997                        By /s/ Charles R. Santer
       --------------                           ---------------------
                                                Charles R. Santer
                                                President, NHT, Inc.



Date    August 8, 1997                       By /s/ Susan E. Basting
        --------------                          ---------------------
                                                Susan E. Basting
                                                Treasurer, NHT, Inc.