Form 10-Q
period 1997-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1997-11-13
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                   for the quarter ended September 30, 1997


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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                         SEPTEMBER 30, 1997 FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.   Unaudited Combined Financial Statements

      Combined Balance Sheets...............................................3

      Combined Statements of Operations.....................................5

      Combined Statements of Cash Flows.....................................7

      Notes to Combined Financial Statements................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.....................................................9

PART II  OTHER INFORMATION
--------------------------

      Other Information....................................................14

      Signatures...........................................................15

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
 COMBINED BALANCE SHEETS SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                                (In Thousands)




                                                      September 30       December 31
ASSETS                                                    1997              1996
-------------------------------------------        ----------------  ----------------
Current Assets:
     Cash and cash equivalents                     $            906  $          1,313
     Tenants' security deposits                                 459               446
     Mortgage escrow deposits                                   689               620
     Prepaid expenses and other assets                        1,141               731
                                                   ----------------  ----------------
          Total current assets                                3,195             3,110
                                                   ----------------  ----------------


Assets limited as to use                                      5,543             5,146
                                                   ----------------  ----------------

Rental property:
     Buildings and improvements (Note B)                     76,635            75,900
     Furniture and equipment                                  2,548             2,523
                                                   ----------------  ----------------
                                                             79,183            78,423
       Less accumulated depreciation                        (22,530)          (20,379)
                                                   ----------------  ----------------
                                                             56,653            58,044
     Land                                                     3,968             3,968
                                                   ----------------  ----------------
                                                             60,621            62,012
                                                   ----------------  ----------------
Prepaid land leases, less current
     maturities                                                  50                72
                                                   ----------------  ----------------

          Total assets                             $         69,409  $         70,340
                                                   ================  ================


                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)


LIABILITIES AND PARTNERS' CAPITAL                   September 30,     December 31,
                                                        1997              1996
--------------------------------------------     ----------------  ----------------
                                                     (Unaudited)
Liabilities not subject to compromise:
Current liabilities:
     Accounts payable and accrued expenses       $          2,268  $          1,944
     Rents received in advance                                 45                36
     Deposits held                                            486               461
     Accrued interest on mortgage notes
       payable                                                165               255
     Current maturities of term debt                          855               933
                                                 ----------------  ----------------

          Total current liabilities                         3,819             3,629
                                                 ----------------  ----------------

Term debt, less current maturities:
     Mortgage notes payable                                41,296            41,903
     Promissory notes, including accrued
        interest payable                                   26,717            24,893
                                                 ----------------  ----------------
                                                           68,013            66,796
                                                 ----------------  ----------------


Liabilities subject to compromise (Note C):                 3,608             3,608
                                                 ----------------  ----------------

Partners' capital:
     General Partners:
       NHT, Inc.                                              (10)               (8)
       Other Operating General Partners                       (10)               14

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                                 (6,011)           (3,699)
                                                 ----------------  ----------------

                                                           (6,031)           (3,693)
                                                 ----------------  ----------------
          Total liabilities and partners'
           capital                               $         69,409  $         70,340
                                                 ================  ================


                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (In Thousands, except per Unit Amounts)



                                                       1997              1996
                                                ----------------   -------------
Rental revenues:
     Rental revenues                            $          3,106   $       3,029
     Other income                                             86             130
                                                ----------------   -------------

        Total revenues                                     3,192           3,159
                                                ----------------   -------------

Rental expenses:
     Administration                                          489             374
     Operating and maintenance                               714             851
     Management fees                                         238             242
     Utilities                                               403             408
     Taxes and insurance                                     500             500
     Depreciation and amortization                           730             687
                                                ----------------   -------------

        Total expenses                                     3,074           3,062
                                                ----------------   -------------

        Income from operations                               118              97
                                                ----------------   -------------

Other revenues and (expenses):
     Interest income                                          43              89
     Interest expense                                       (829)           (808)
     Partnership management fees                             (79)            (75)
                                                ----------------   -------------

          Net loss                              $           (747)  $        (697)
                                                ================   =============


Net loss per limited partnership unit           $          (0.74)  $       (0.69)
                                                ================   =============



                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (In Thousands, except per Unit Amounts)



                                                       1997              1996
                                                ----------------   -------------
Rental revenues:
     Rental revenues                            $          9,394   $       9,208
     Other income                                            276             303
                                                ----------------   -------------

        Total revenues                                     9,670           9,511
                                                ----------------   -------------

Rental expenses:
     Administration                                        1,302           1,165
     Operating and maintenance                             2,281           2,258
     Management fees                                         842             784
     Utilities                                             1,310           1,293
     Taxes and insurance                                   1,486           1,473
     Depreciation and amortization                         2,173           2,174
     Impairment loss (Note B)                                  -           2,300
                                                ----------------   -------------

        Total expenses                                     9,394          11,447
                                                ----------------   -------------

        Income (loss) from operations                        276          (1,936)
                                                ----------------   -------------

Other revenues and (expenses):
     Interest income                                         123             143
     Interest expense                                     (2,501)         (2,576)
     Partnership management fees                            (236)           (225)
                                                ----------------   -------------

          Net loss                              $         (2,338)  $      (4,594)
                                                ================   =============


Net loss per limited partnership unit           $          (2.30)  $       (4.53)
                                                ================   =============


                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (In Thousands)

                                                       1997            1996
                                                 -------------   -------------
Cash flows from operating activities:
     Net loss                                    $      (2,338)  $      (4,594)
     Adjustments to reconcile net loss to
      net cash provided by operating
        activities:
          Impairment loss                                    -           2,300
          Depreciation and amortization                  2,173           2,174
          Accrued interest on promissory                 1,177           1,029
           notes
     Changes in operating assets and
         liabilities:
     Increase in deposits,
          prepaids and other assets                       (492)           (192)
     Increase  in accounts payable
          and accrued expenses                             324             309
     (Decrease) increase in other current
           liabilities                                     (56)            117
Cash provided by  operations                               788           1,143
                                                 -------------   -------------
Investing activities:
     Additions to buildings, furniture and
        equipment, net                                    (760)           (408)
     Additions to assets limited as
        to use, net                                       (397)           (141)
                                                 -------------   -------------

        Cash used for investing activities              (1,157)           (549)
                                                 -------------   -------------
Financing activities:
     General partners cash distributions                     -             (32)
     General partners cash contributions                     -              21
     Additions to term debt                                647              55
     Payments of term debt                                (685)           (613)
                                                 -------------   -------------
       Net  cash used for
          financing activities                             (38)           (569)
                                                 -------------   -------------
     (Decrease) increase in cash and
        cash equivalents                                  (407)             25
Cash and cash equivalents beginning
     of  period                                          1,313           1,130
                                                 -------------   -------------
Cash and cash equivalents end
     of period                                   $         906   $       1,155
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

In November 1995, the General Partner was notified that the mortgage loans on these two properties had been acquired from HUD by a Texas bank, which demanded that the mortgages be brought current immediately. On March 14, 1996, the bank notified the General Partner that the properties would be foreclosed upon if the related mortgages were not paid in full by April 2, 1996. On March 26 and 28, 1996, the General Partner filed a petition for relief under Chapter 11 of the Bankruptcy Code for each of the two Operating Partnerships.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Investment Partnership adopted Statement 121 in the first quarter of 1996, and as a result of the bankruptcy referred to above, an impairment loss of $2.3 million related to the two properties was charged against operations in first quarter 1996. The fair value was based on the purchase price of the mortgages of the two Operating Partnerships.

The December 31, 1996 financial statements for these two properties were audited by other auditors who expressed uncertainty in their audit reports about the ability of these two operating partnerships to continue as going concerns. A bankruptcy hearing was commenced on June 5, 1997, continued on July 21, 1997 and August 20, 1997 and on October 22, 1997 the court entered an order denying confirmation of the plans of reorganization and granted the bank relief from the automatic stay of foreclosure. A foreclosure date of December 2, 1997 was posted. On October 30, 1997, the General Partner filed a notice of appeal and intends to seek a stay of foreclosure. In the event these two properties are unable to successfully reorganize as a result of the Chapter 11 filings, the related impact is not expected to be material to the Investment Partnership, which expects to continue to operate as a going concern entity.

Further, if the lender is successful in its foreclosure proceedings, the debt and related accrued interest would be recorded as an extraordinary gain in the period the foreclosure is consummated. A foreclosure or sale of the properties would result in adverse tax consequences to the investors of the Investment Partnership, including the recapture of a portion of the low income tax credits allocated to these two properties as well as a reduction of tax credits in future years. (See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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

Liabilities subject to compromise consist of the following as of September 30, 1997:

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

Properties
----------

Two properties located in Ft. Worth, Texas have experienced cash flow difficulties and a decline in value (See Footnotes B and C of the Combined Financial Statements). During 1993, the General Partner resolved a dispute with a former Managing General Partner of the Operating Partnerships, who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. An agreement completed in May 1993 required the former Managing General Partner to make a lump sum payment of $20,000 and continue to pay an additional amount totaling $40,000 over 36 months. All these payments have been received.

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the U.S. Department of Housing and Urban Development (HUD) assumed the mortgages. In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. With respect to one property, the bank demanded by letter received November 13, 1995, that the loan be brought current by December 4, 1995 and threatened to foreclose if payment was not received by that date. The Operating Partnerships did not have sufficient capital to bring the mortgages current. By letter proposal on November 22, 1995, the General Partner commenced negotiation with the bank seeking a consensual agreement to restructure the debt. The bank responded with a counter proposal on February 22, 1996. The General Partner evaluated the bank's proposal, found it unworkable, and responded with a counter proposal on March 14, 1996. The General Partner received notice later that same day, by letter dated March 12, 1996, that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996. The General Partner evaluated the consequences of foreclosure on the investors and has continued to employ actions to minimize such consequences.

The General Partner filed on March 26, 1996 for Trinidad Apartments Limited Partnership and on March 28, 1996 for Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-41316 respectively, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. A hearing was commenced on June 5, 1997
and was continued on July 21, 1997 and August 20, 1997.   On October 22, 1997,
the Court entered an order denying confirmation of the plans of reorganization and granted the bank relief from the automatic stay of foreclosure. On October 30, 1997, the General Partner filed a notice of appeal. On November 10, 1997, the General Partner received a notice of posting for a December 2, 1997 foreclosure. The General Partner on November 10, 1997 filed a designation of record and statement of issues on appeal and intends to seek a stay of foreclosure pending the appeal to prevent foreclosure by the bank. If the General Partner is unsuccessful in obtaining the stay, then a foreclosure would be likely in December of 1997 or the first quarter of 1998.

The consequences of foreclosure would include: a recapture of a portion of the tax credits previously received by the investors; the reduction of tax credits in future years; an interest charge under the Internal Revenue Code on tax credits recaptured; and a potential tax on disposition of the property as a result of the foreclosure. Assuming the foreclosure is completed in 1997, the recapture of tax credits is estimated to be approximately 50 cents per unit with a corresponding estimated interest charge of approximately 24 cents per unit. In addition, the 1997 and future tax credits would be reduced by the loss of the two properties' credits estimated to be approximately 19 cents per unit for 1997. The passive gain relating to the disposition of the property as a result of foreclosure is expected to be less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. Each investors' tax situation is different, and the consequences of foreclosure could be different based upon each investor's previous use of tax credits, passive losses, and individual tax situation. In general, a foreclosure in 1997 could result in a reduction of an investor's tax credit return from approximately 14% to approximately 10% in 1997 and to approximately 13% each year thereafter through the year 2000.

As of September 30, 1997,  average occupancy of the Properties was 95%.

Results of Operations
---------------------

The September 30, 1997, net loss of $2,338,000 decreased 49.1% from the September 30, 1996, net loss of $4,594,000. The reasons for the difference are discussed below.

An impairment loss of $2,300,000 was recorded in first quarter 1996 for the two Fort Worth, Texas properties as required by FAS 121 (see Note B).

Total revenue increased $159,000 or 1.7% when comparing the nine months ended September 30, 1997 and 1996.

Total rental expenses exclusive of depreciation and impairment loss for the nine months ended September 30, 1997 and 1996 are $7,221,000 and $6,973,000,
respectively. The $248,000 (3.6%) increase in rental expenses between 1997 and 1996 was due primarily to a $137,000 (11.8%) increase in administrative expense, a $58,000 (7.4%) increase in management fee expense, and a $53,000 (1.0%) increase in operating and maintenance, utilities and taxes and insurance expenses.

The administrative expense increase is primarily related to increases from seven properties relating to increased legal, advertising, bad debts and office salaries and expenses. The management fee increase is primarily related to the payment of incentive management fees for five of the properties in first quarter 1997.

To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes and proposed changes in HUD programs, future increases in subsidy income may be limited. Overall, the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above, they are producing positive cash flow and the managing general partners and management companies are consistently seeking means to improve operational results.

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

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of the U.S. Department of Housing and Urban Development. Public Law 105-65, effective October 1, 1997, continued for fiscal year 1998 (October 1, 1997 through September 30, 1998) a debt restructuring demonstration first enacted for fiscal year 1997. Under the demonstration program, HUD provides short-term renewals for Section 8 assistance contracts so long as the subsidized rents on the properties do not exceed 120% of HUD-published Fair Market Rents (FMRs) for the market areas in which the properties are located. With respect to most properties with rents in excess of 120% of FMRs and Section 8 contracts that expire in fiscal year 1998, Public Law 105-65 provides that subsided rent levels may be reduced to market levels and the debt may be restructured into two mortgages. The first mortgage is set at a level supportable by the lower subsidized rents, and the second mortgage is payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, the rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

Participation in the restructuring program is voluntary, in that the owner may decline to extend the Section 8 assistance contract. Owners who have engaged in adverse financial or managerial actions are barred from participating in the restructuring program.

The demonstration program becomes a permanent program in fiscal year 1999. Whereas the demonstration program is limited to properties with rents in excess of 120% of FMRs, the permanent program will be applicable to all projects with rents above those of comparable properties in local markets. HUD will enter into contracts to carry out the restructuring with state housing finance agencies and others who will have authority to set rents above comparable rents for 20% of their inventory each year. These rents would be based on approved project budgets, and would be capped at 120% of FMRs, except for up to 5% of the inventory, which could have budget-based rents above 120% of FMRs based on a showing of special need.

The Operating Partnerships own eleven Properties whose Section 8 contracts expire in fiscal year 1998 of which four have rents in excess of 120% of FMRs. The Section 8 contracts for these eleven Properties have been or are expected to be renewed with HUD until at least the end of fiscal year 1998. In addition, two other Properties owned by Operating Partnerships have Section 8 contracts with rents in excess of 120% of FMRs that expire after fiscal year 1998. In a number of other Properties, rents may be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will seek to renew all expiring Section 8 contracts, and if appropriate, the General Partner will participate in the program to restructure loans and rent subsidies.

The ramifications of these changes could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner is preparing for the potential impact of the restructuring of HUD programs and is monitoring the development of HUD policy guidance and additional proposed legislation. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Operating Partnerships, which in turn could have a material adverse effect on the Investment Partnership.

At September 30, 1997 assets limited as to use were $5,543,000. The assets were composed of the Investment Partnership reserve of $343,000 and Operating Partnership reserves of $5,200,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. In 1996 the General Partner deferred payment of $195,000 of its Management Fee due to a reduced level of the Investment Partnership Reserve. In light of the current level, the General Partner is again considering deferring payment of a portion of its fee in 1997 to maintain an appropriate level of Investment Partnership reserve. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.
The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects typically generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships.

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
                          ------------------------------------------
                                    (Registrant)



Date   November 10, 1997                    By /s/ Charles R. Santer
       ------------------                      --------------------------------
                                               Charles R. Santer
                                               President, NHT, Inc.


Date    November 10, 1997                   By /s/ Susan E. Basting
        ------------------                     --------------------------------
                                               Susan E. Basting
                                               Treasurer, NHT, Inc.