Form 10-K405
period 1997-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1998-03-31
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The Exhibit Index is located on page 28 of this Report.

                         This Report contains 38 pages.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                    PART I
                                                                            Page
Item 1.   Business..........................................................  3
Item 2.   Properties........................................................  4
Item 3.   Legal proceedings.................................................  5
Item 4.   Submission of matters to a vote of security holders...............  5


                                    PART II

Item 5.   Market for the registrant's partnership
          interests and related partnership matters.........................  5
Item 6.   Selected financial data...........................................  6
Item 7.   Management's discussion and analysis of
          financial condition and results of operations.....................  7
Item 8.   Financial statements and supplementary data....................... 11


                                   PART III

Item 9.   Changes in and disagreements with accountants on
          accounting and financial disclosure............................... 27
Item 10.  Directors and executive officers of the registrant................ 27
Item 11.  Executive compensation............................................ 27
Item 12.  Security ownership of certain beneficial owners
          and management.................................................... 28
Item 13.  Certain relationships and related transactions.................... 28


                                    PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K....................................................... 28

FORM 10-K AVAILABLE
A copy of the National Housing Trust Limited Partnership 1997 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

            Charles R. Santer
            President
            NHT, Inc.
            2335 North Bank Drive
            Columbus, OH 43220

                                    Part I
                                    ------

ITEM 1      BUSINESS

National Housing Trust Limited Partnership (NHTLP), a Delaware limited partnership (the "Investment Partnership"), was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships. NHT, Inc. (The "General Partner" or "NHT") serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

NHT, Inc., the sole General Partner of the Investment Partnership, is a Delaware nonprofit corporation which holds a 1% General Partner's interest in the Investment Partnership. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in the Investment Partnership with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .01% limited partnership interest to NHT, Inc.

National Affordable Housing Trust, Inc. (the "Trust"), a Maryland nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and as of March 15, 1996 Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the "Trust Members").

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

After completion of the public offering, the Investment Partnership acquired a 98.9% limited partnership interest in 31 operating partnerships "The Operating Partnerships". The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the low-income housing tax credit established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Development Authority (RDA), or various state and local housing finance agencies.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 2      PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 1997, are listed below:


                                                                                        Number of     Occupancy of
Partnership Name                                                     State                Units          Units
-------------------------------------------------------------------  ------------       ---------     ------------
Aspen NHT Apartments Company Limited Partnership                     Michigan               48             46
Birch Lake NHT Apartments Company Limited Partnership                Michigan               48             43
Century Place NHT Apartments Company Limited Partnership             Michigan               96             90
Glendale NHT Apartments Company Limited Partnership                  Michigan               28             27
Lakeside NHT Apartments Company Limited Partnership                  Michigan               64             61
Park Terrace NHT Apartments Company Limited Partnership              Michigan               48             45
Traverse Woods NHT Apartments Company Limited Partnership            Michigan               48             47
Traverse Woods II NHT Apartments Company Limited Partnership         Michigan               80             80
RP Limited Dividend Housing Association Limited Partnership          Michigan              245            228
YM Limited Dividend Housing Association Limited Partnership          Michigan              153            143
Bingham Terrace Limited Partnership                                  Ohio                   56             54
Griggs Village Limited Partnership                                   Ohio                   44             42
Hebron Village Limited Partnership                                   Ohio                   40             39
Melrose Village I Limited Partnership                                Ohio                   56             55
Stygler Village Limited Partnership                                  Ohio                  150            145
Summit Square Limited Partnership                                    Ohio                  152            144
Washington Court House I Limited Partnership                         Ohio                   60             60
Wildwood Village I Limited Partnership                               Ohio                   94             91
Wildwood Village II Limited Partnership                              Ohio                   86             81
Wildwood Village III Limited Partnership                             Ohio                   92             86
W-C Apartments Limited Partnership                                   Oklahoma               64             59
W-G Apartments Limited Partnership                                   Oklahoma               47             43
W-P Apartments Limited Partnership                                   Oklahoma               76             68
W-R Apartments Limited Partnership                                   Oklahoma               76             76
Coal Township Limited Partnership                                    Pennsylvania          101             98
Hazelwood Limited Partnership                                        Pennsylvania          100             99
Mahanoy Limited Partnership                                          Pennsylvania          125            124
West Allegheny Partners Limited Partnership                          Pennsylvania           45             42
Springchase Apartments Limited Partnership                           Texas                 164              *
Trinidad Apartments Limited Partnership                              Texas                 124              *
St. Martins Associates                                               Washington             53             53


*These two Operating Partnerships lost their Properties in a December foreclosure sale, therefore, the year-end occupancy is listed as -0-. These Operating Partnerships are in bankruptcy with a hearing date set for March 26, 1998 for the final resolution of cash and unsecured liabilities. It is anticipated that these Operating Partnerships will be dissolved in 1998. (See MD&A Properties and Note 5 to the Combined Financial Statements for more details.)

ITEM 3      LEGAL PROCEEDINGS


None.


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

None.

                                    PART II
                                    -------


ITEM 5      MARKET FOR THE REGISTRANT'S PARTNERSHIP
            INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 1997 there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP ("Units"). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership's investments in the Operating Partnerships.

ITEM 6      SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its substantially wholly-owned Operating Partnerships.


(In thousands, except per Unit data)
                                                        1997        1996        1995        1994        1993
                                                      --------    --------    --------    --------    --------
Combined Statement of Operations Data:

Revenues                                              $ 12,797    $ 12,689    $ 12,723    $ 12,566    $ 13,132
Expenses                                                (9,911)    (11,960)     (9,475)     (9,425)     (8,970)
Depreciation and amortization                           (2,967)     (2,995)     (3,073)     (3,025)     (2,975)
                                                      --------    --------    --------    --------    --------
Income (loss) from rental operations                       (81)     (2,266)        175         116       1,187
                                                      --------    --------    --------    --------    --------

Other revenues and expenses
     Interest income                                       270         252         265         260         267
     Interest expense                                   (3,341)     (3,490)     (3,627)     (3,639)     (3,622)
                                                      --------    --------    --------    --------    --------

     Net loss before extraordinary gain               $ (3,152)   $ (5,504)   $ (3,187)   $ (3,263)   $ (2,168)
     Extraordinary gain                                  2,196           -           -           -           -
                                                      --------    --------    --------    --------    --------

     Net loss                                         $   (956)   $ (5,504)   $ (3,187)   $ (3,263)   $ (2,168)
                                                      ========    ========    ========    ========    ========

     Net loss per  unit before extraordinary gain     $  (3.10)   $  (5.42)   $  (3.14)   $  (3.22)   $  (2.14)

     Extraordinary gain per unit                          2.16           -           -           -           -
                                                      --------    --------    --------    --------    --------
     Net loss per Unit                                $   (.94)   $  (5.42)   $  (3.14)   $  (3.22)   $   (214)
                                                      ========    ========    ========    ========    ========

Combined Balance Sheet Data:

Total assets                                          $ 67,361    $ 70,340    $ 74,039    $ 76.430    $ 78,989
                                                      ========    ========    ========    ========    ========

Term debt (1)                                         $ 69,146    $ 70,824    $ 69,526    $ 68,761    $ 68,119
                                                      ========    ========    ========    ========    ========

Partners' capital                                     $ (4,649)   $ (3,693)   $  1,797    $  4,986    $  8,367
                                                      ========    ========    ========    ========    ========

Cash dividends declared per Unit                      $  None     $  None     $  None     $  None     $  None
                                                      ========    ========    ========    ========    ========

(1) Includes current  maturities of term debt.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments (the "Properties") eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships (see Properties below) are anticipated to be dissolved in 1998.

Each Operating Partnership's Property qualifies for the low-income housing tax credit (LIHTC). The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The tax credits are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating and Investment Partnership indicates an estimate of future tax credits for the Qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $2.65 of credit per unit in 1998; approximately $2.12 of credit per unit in 1999; approximately $ .36 of credit per unit in 2000; and approximately $ .20 of credit per unit in 2001. In addition, in order for a Property to qualify for the tax credits, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold in the years 2003 through 2008.

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

In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations, including governmental agencies with which the Operating Partnerships have substantial activities. The Partnership plans to communicate with all of its significant suppliers to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Partnership's systems rely will be timely converted and would not have an adverse effect on the Partnership's systems. The Partnership cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time and the impact, if any. The Partnership is currently implementing updated accounting software to accommodate year 2000 issues and anticipates completing the year 2000 project before year 2000.


Properties
----------

As of December 31, 1997,  average occupancy of the Properties was 96%.

Two properties located in Ft. Worth, Texas had experienced cash flow difficulties and had experienced a decline in value (See Notes 1 and 5 of the Combined Financial Statements). During 1993, the General Partner resolved a dispute with a former Managing General Partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. Per an agreement completed in May 1993, the former Managing General Partner paid $60,000.

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the mortgages were assigned to the U.S. Department of Housing and Urban Development (HUD). In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. The General Partner attempted to negotiate with the bank seeking a consensual agreement to restructure the debt. The bank responded with a notice dated March 12, 1996 that the bank accelerated the maturity of the indebtedness under the Notes, demanded payment in full and gave notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996.

The General Partner, after evaluating the consequences of foreclosure and as part of a strategy to minimize the effect to the investors, filed on March 26, 1996 with respect to Trinidad Apartments Limited Partnership and on March 28, 1996 with respect to Springchase Apartments Limited Partnership in the Northern District of Texas, Fort Worth Division, Case #496-41284 and Case #496-4136 respectfully, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. A hearing was commenced on June 5, 1997 and was continued on July 21, 1997 and August 20, 1997. On October 22, 1997, the Court entered an order denying confirmation of the plans of reorganization and granted the bank relief from the automatic stay of foreclosure. On December 2, 1997, a foreclosure sale was held and the Properties were transferred to the bank.

Each investor's tax situation is different, and the consequences of foreclosure will be different based upon each investor's previous use of tax credits and passive losses, and its individual tax situation. However, in general, a foreclosure will cause: a recapture of a portion of the tax credits previously received by the investors; the reduction of tax credits in future years; an interest charge under the Internal Revenue Code on tax credits recaptured; and a tax gain on disposition of the property as a result of the foreclosure. The December 31, 1997 Schedule K-1 includes a 48 cents per unit recapture of tax credits with a corresponding estimated interest charge of 23 cents per unit. In addition, the passive gain relating to the disposition of the property as a result of foreclosure is less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. Future tax credits will be reduced in each of 1998, 1999, 2000, and 2001 by the loss of the two properties' credits. This reduction is estimated to be approximately 19 cents per unit. (For an estimate of future credits after this reduction see General above in the MD&A).

Currently, these Texas Operating Partnerships are in the process of attempting to dismiss the bankruptcy. A hearing has been set for March 26, 1998 that to address resolution of the cash held by the Operating Partnerships and any unsecured liabilities. It is anticipated these Texas Operating Partnerships will be dissolved in 1998 with no distributions expected to the unit holders.


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

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of the U.S. Department of Housing and Urban Development. The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, continued for fiscal year 1998 (October 1, 1997 through September 30, 1998) a debt restructuring demonstration first enacted for fiscal year 1997. Under the demonstration program, HUD provides short-term renewals for
Section 8 assistance contracts so long as the subsidized rents on the properties do not exceed 120% of HUD-published Fair Market Rents (FMRs) for the market areas in which the properties are located. With respect to most properties with rents in excess of 120% of FMRs and Section 8 contracts that expire in fiscal year 1998, Public Law 105-65 provides that subsided rent levels may be reduced to market levels and the debt may be restructured into two mortgages. The first mortgage is set at a level supportable by the lower subsidized rents, and the second mortgage is payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, the rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

Participation in the restructuring program is voluntary, in that the owner may decline to extend the Section 8 assistance contract. Owners who have engaged in adverse financial or managerial actions are barred from participating in the restructuring program.

The demonstration program becomes a permanent program in fiscal year 1999. Whereas the demonstration program is limited to properties with rents in excess of 120% or FMRs, the permanent program will be applicable to all projects with rents above those of comparable properties in local markets. HUD will enter into contracts to carry out the restructuring with state housing finance agencies and others who will have authority to set rents above the comparable rents for 20% of their inventory each year. These rents would be based on approved project budgets, and would be capped at 120% of FMRs, except for up to 5% of the inventory, which could have budget-based rents above 120% of FMRs based on a showing of special need.

The Operating Partnerships own twelve Properties whose Section 8 contracts will expire in fiscal year 1998, of which four have rents in excess of 120% of FMRs. The Section 8 contracts for these twelve Properties have been or are expected to be renewed with HUD until at least the end of fiscal year 1999. In addition, one other Property owned by an Operating Partnership has a Section 8 contract with rents in excess of 120% of FMRs that expire after fiscal year 1999. In a number of other Properties, rents may be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will seek to renew all expiring Section 8 contracts, and if required or appropriate, the General Partner will participate in the program to restructure loans and rent subsidies.

These changes could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner is preparing for the potential impact of the restructuring of HUD programs and is monitoring the development of HUD policy guidance and legislation. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Operating Partnerships, which in turn could have a material adverse effect on the Investment Partnership.

At December 31, 1997 assets limited as to use were $5,388,000. The assets were composed of the Investment Partnership reserve of $317,000 and Operating Partnership reserves of $5,071,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1997 the General Partner has voluntarily deferred payment of $378,000 of its Management Fee due to a reduced level of the Investment Partnership reserve. The General Partner is again considering voluntarily deferring payment of a portion of its fee in 1998. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. The deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships.


Results of Operations
---------------------

The 1997 net loss of $956,000 decreased 83% from the 1996 net loss of $5,504,000, while the 1996 net loss increased 73% from the 1995 net loss of $3,187,000. The operational reasons for the differences are discussed below.

An extraordinary gain of $2,196,000 was recorded in 1997 as a result of the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see
Note 5).

An impairment loss of $2,300,000 was recorded in 1996 for the two Fort Worth, Texas properties. (see Note 1).

During 1997, 1996 and 1995, total revenue was $12,797,000, $12,689,000 and
$12,723,000, respectively. Rental income increased $108,000 (.8%) in 1997 compared to 1996 and decreased $34,000 (.3%) in 1996 compared to 1995.

Total expenses exclusive of depreciation, interest and impairment loss for 1997, 1996, and 1995 were $9,911,000, $9,660,000 and $9,475,000, respectively. The
$251,000 (2.6%) increase in expenses between 1997 and 1996 was primarily due to a $143,000 (7.9%) increase in administrative expenses, and a $88,000 (3.1%) increase in operating and maintenance expense. The $185,000 (2.0%) increase in expenses between 1996 and 1995 was primarily due to a $80,000 (4.7%) increase in administrative expenses, and a $96,000 (5.7%) increase in utility expenses.

The administrative expense increases in 1997 are primarily attributable to an increase in site staff to provide more services at several of the properties and an increase in legal expense. The operating and maintenance increases in 1997 primarily relate to an increase in maintenance and repairs on many of the properties to improve the facilities. The administrative expense increases in 1996 are primarily attributable to the increased cost of social services and of salary expenses relating to repairs and maintenance. The utility expense increases in 1996 primarily relate to the hot, dry summer in Oklahoma and increased water bills at the Michigan properties.

During the past three year period, rental income, after the HUD rent adjustments, has been increasing an average of (.6%) an increase which has not been sufficient to cover increases in expenses (excluding depreciation, interest and impairment loss) of (1.7%). The primary expense categories that have been steadily increasing are administration (4.1%) and utilities (2.5%). To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited. Overall, the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above and are producing positive cash flow. The managing general partners and management companies are consistently seeking means to improve operational results.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are listed below and included on pages 12 through 26 of this report.

Audited Combined Financial Statements
  Report of Independent Auditors - Ernst & Young LLP.............................................  12
  Combined Balance Sheets........................................................................  13
  Combined Statements of Operations..............................................................  15
  Combined Statements of Partners' Deficit.......................................................  16
  Combined Statements of Cash Flows..............................................................  17
  Notes to Combined Financial Statements.........................................................  19
  Financial Statements Schedules -- Schedule I...................................................  32
  Financial Statements Schedules -- Schedule III.................................................  34

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the Partnership) as of December 31, 1997 and 1996, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997 and the financial statement schedules listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of 12 substantially wholly-owned Operating Partnerships, which statements reflect total assets of $26,689,518 and $29,222,434 at December 31, 1997 and 1996, respectively, and total revenues of $5,623,499, $5,752,895 and $5,716,433 for the years ended December 31, 1997, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships at December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects the information set for therein.


                                      ERNST & YOUNG LLP


Columbus, Ohio
March 19, 1998

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
              COMBINED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
                                 (In Thousands)

ASSETS                                                              December 31
---------------------------------------------------   -------------------------------------
                                                         1997                        1996
                                                      ---------                   ---------
Current assets:
     Cash and cash equivalents  (Note 5)              $     968                   $   1,313
     Tenants' security deposits                             429                         446
     Mortgage escrow deposits                               648                         620
     Prepaid expenses and other assets                      765                         731
                                                      ---------                   ---------

          Total current assets                            2,810                       3,110
                                                      ---------                   ---------


Assets limited as to use                                  5,388                       5,146
                                                      ---------                   ---------

Rental property (Notes 3 and 5):
     Buildings and improvements                          75,962                      75,900
     Furniture and equipment                              2,521                       2,523
                                                      ---------                   ---------
                                                         78,483                      78,423
       Less accumulated depreciation                    (23,086)                    (20,379)
                                                      ---------                   ---------
                                                         55,397                      58,044
     Land                                                 3,719                       3,968
                                                      ---------                   ---------
                                                         59,116                      62,012
Prepaid land leases, affiliates, less current
     maturities (Note 2)                                     47                          72
                                                      ---------                   ---------

          Total assets                                $  67,361                   $  70,340
                                                      =========                   =========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' DEFICIT                                 December 31
---------------------------------------------------   -----------------------------------
                                                        1997                       1996
                                                      --------                   --------
Current liabilities:
     Accounts payable and accrued expenses            $  2,190                   $  1,944
     Rents received in advance                              35                         36
     Deposits held                                         438                        461
     Accrued interest, mortgage notes payable              201                        255
     Current maturities of term debt (Note 3)            1,008                        933
                                                      --------                   --------

          Total current liabilities                      3,872                      3,629
                                                      --------                   --------

Term debt, less current maturities (Note 3):
     Mortgage notes payable                             40,938                     41,903
     Promissory notes, including accrued
       interest payable of $9,559 and
       $8,004 in 1997 and 1996, respectively            27,200                     24,893
                                                      --------                   --------

                                                        68,138                     66,796
                                                      --------                   --------

Liabilities subject to compromise (Note 5):                  -                      3,608
                                                      --------                   --------

Partners' deficit:
     General Partners:
       NHT, Inc.                                            (9)                        (8)
       Other operating General Partners                      5                         14

     Limited partners:
       Issued and outstanding  1,014,668
         investment units                               (4,645)                    (3,699)
                                                      --------                   --------
                                                        (4,649)                    (3,693)
                                                      --------                   --------
          Total liabilities and partners' deficit     $ 67,361                   $ 70,340
                                                      ========                   ========



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997,  1996 AND 1995
                    (In Thousands, except per Unit Amounts)

                                                                        YEARS ENDED DECEMBER 31
                                                                -------------------------------------
                                                                  1997           1996          1995
                                                                --------    -------------    --------
Revenues (Notes 4 and 5):
     Rental revenues                                            $ 12,456    $      12,434    $ 12,365
     Other income                                                    341              255         358
                                                                --------    -------------    --------

          Total revenues                                          12,797           12,689      12,723
                                                                --------    -------------    --------
Expenses:
     Administration                                                1,942            1,799       1,719
     Operating and maintenance                                     2,961            2,873       2,905
     Management fees, including $814, $756 and $814 to
          affiliates (Note 2)                                      1,071            1,026       1,027
     Partnership asset management fees, affiliates (Note 2)          318              315         307
     Utilities                                                     1,754            1,777       1,681
     Taxes and insurance                                           1,865            1,870       1,836
     Depreciation and amortization                                 2,967            2,995       3,073
     Impairment loss (Note 1)                                          -            2,300           -
                                                                --------    -------------    --------

          Total expenses                                          12,878           14,955      12,548
                                                                --------    -------------    --------

          Income (loss) from rental operations                       (81)          (2,266)        175
                                                                --------    -------------    --------

Other revenues and (expenses):
     Interest income                                                 270              252         265
     Interest expense                                             (3,341)          (3,490)     (3,627)
                                                                --------    -------------    --------

        Net loss before extraordinary gain                        (3,152)          (5,504)     (3,187)
        Extraordinary gain (Note 5)                                2,196                -           -
                                                                --------    -------------    --------

         Net loss                                               $   (956)   $      (5,504)   $ (3,187)
                                                                ========    =============    ========


Net loss per limited partnership unit before extraordinary
 gain                                                           $  (3.10)   $       (5.42)   $  (3.14)
Extraordinary gain per limited partnership unit                     2.16                -           -
                                                                --------    -------------    --------

Net loss per limited partnership unit                           $   (.94)   $       (5.42)   $  (3.14)
                                                                ========    =============    ========


                    The accompanying notes are an integral
                   part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In Thousands)


                                       GENERAL
                                  PARTNERS' INTEREST                  LIMITED PARTNERS' INTEREST               TOTAL
                            -------------------------------  -------------------------------------------    -----------
                                              Other General    Investment        Operating                   Partners'
                                NHT, Inc.       Partners      Partnership      Partnerships      Total        Deficit
                              -----------      ----------    -------------    --------------    --------    -----------
Balances as of January        $         2      $       87    $         859    $        4,038    $  4,897    $     4,986
 1, 1995

Allocation of net loss                 (3)            (32)             (35)           (3,117)     (3,152)        (3,187)
General Partner
 distributions                         (1)             (1)                                                           (2)
                              -----------      ----------    -------------    --------------    --------    -----------
Balances as of December
 31, 1995                              (2)             54              824               921       1,745          1,797
Allocation of net loss                 (5)            (55)             (60)           (5,384)     (5,444)        (5,504)
General Partner
 contributions                                         16                                                            16
General Partner
 distributions                         (1)             (1)                                                           (2)
                              -----------      ----------    -------------    --------------    --------    -----------
Balances as of December
 31, 1996                              (8)             14              764            (4,463)     (3,699)        (3,693)
Allocation of net loss                 (1)             (9)             (10)             (936)       (946)          (956)
                              -----------      ----------    -------------    --------------    --------    -----------
Balances as of December
 31, 1997                     $        (9)     $        5    $         754   $        (5,399)  $  (4,645)  $     (4,649)
                              ===========      ==========    =============    ==============    ========    ===========




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In Thousands)


                                                                   1997        1996        1995
                                                                --------    --------    --------
Cash flows from operating activities:
    Net loss                                                    $   (956)   $ (5,504)   $ (3,187)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization                            2,967       2,995       3,073
          Impairment loss                                              -       2,300           -
          Extraordinary gain                                      (2,196)          -           -
          Bankruptcy related reserves                               (216)          -           -
          Accrued interest on promissory notes                      1,555       1,379       1,376
    Changes in operating assets and liabilities:
          Increase  in deposits,
           prepaids and other assets                                 (76)        (16)        (59)
          Increase in accounts payable and
           accrued expenses                                          114         285         130
          Increase (decrease) in other current liabilities           (78)        208         (97)
                                                                --------    --------    --------
    Net cash provided by operating activities                      1,114       1,647       1,236
                                                                --------    --------    --------

Investing activities:
    Additions to buildings, furniture and
     equipment                                                    (1,079)     (1,217)     (1,286)
    (Deposits)  withdrawals to assets
     limited as to use, net                                         (242)       (180)        587
                                                                --------    --------    --------
    Net cash used for investing activities                        (1,321)     (1,397)       (699)
                                                                --------    --------    --------

Financing Activities:
    General Partners cash (distributions) contributions, net           -          14          (2)
    Additions to term debt                                           779         676         139
    Payments of term debt                                           (917)       (757)       (750)
                                                                --------    --------    --------
    Net cash used for financing activities                          (138)        (67)       (613)
                                                                --------    --------    --------

     Increase (decrease) in cash and cash equivalents               (345)        183         (76)
     Cash and cash equivalents, beginning of year                  1,313       1,130       1,206
                                                                --------    --------    --------
     Cash and cash equivalents, end of year                     $    968    $  1,313    $  1,130
                                                                ========    ========    ========



                                  (CONTINUED)

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF CASH FLOWS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In Thousands)



                                                                 1997        1996        1995
                                                              ---------   ---------   ---------
Supplemental disclosure of cashflow information:
    Cash paid during the year for interest                    $   1,750   $   1,890   $   2,243
                                                              =========   =========   =========

Supplemental Schedule of non-cash investing and financing activities:

    Assets transferred to lender in satisfaction of
      indebtedness:
        Liabilities cancelled                                 $   3,476   $       -   $       -
        Carrying amount of assets transferred                     1,280           -           -
                                                              ---------   ---------   ---------

                                                              $   2,196   $       -   $       -
                                                              =========   =========   =========



                     The accompanying notes are an integral
                   part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  Summary of the Organization and Its Significant Accounting Policies:
    --------------------------------------------------------------------

    National Housing Trust Limited Partnership, a Delaware limited partnership (the "Investment Partnership" or the "Partnership") was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships. NHT, Inc. (The "General Partner" or "NHT") serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

    NHT, Inc., the sole General Partner of the Investment Partnership is a Delaware nonprofit corporation which holds a 1% General Partner's interest in the Investment Partnership. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in the Investment Partnership with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .1% limited partnership interest to NHT, Inc.

    The Operating Partnerships acquire, maintain and operate low-income housing developments that are eligible for and have been allocated the low-income housing tax credit established by the Tax Reform Act of 1986. Each housing project is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Development Authority (RDA), or various state/local housing finance agencies. Under the terms of the regulatory agreements executed in connection with obtaining the mortgage loans, the Operating Partnerships are regulated as to rental charges, operating methods and cash distributions to partners.

    National Affordable Housing Trust, Inc. (the "Trust") nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and as of March 15, 1996 Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the "Trust Members").

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

    After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 1997, 1996 or 1995. The two Texas Operating Partnerships are anticipated to be dissolved in 1998 (see Note 5).

    Annual distributions, if any, from the Operating Partnerships are limited under the terms of various agreements with governmental agencies. Any cash available for distribution from the Operating Partnerships will be distributed 98.9% to the Investment Partnership and 1.1% to the General Partners. Any Investment Partnership net income (loss), or cash available for distribution prior to December 1, 1997 will be distributed 98.99% to unit holders, .01% to the Special Limited Partner and 1% to NHT, Inc. Subsequent to December 1, 1997, any Investment Partnership net income
    (loss), or cash available for distribution will be distributed 98.99% to unit holders and 1.1% to NHT, Inc. Cash distributions to Partners, if any, shall be made at such time or times as the General Partner may determine. Net loss per limited partnership unit is based on the average number of limited partnership units outstanding during the period of operating activity.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 Principles of Combination:
 --------------------------

 The combined financial statements include the accounts of the Investment Partnership and Operating Partnerships in which it has acquired 98.9% limited partnership interests. The Investment Partnership does not have any significant liability to the Operating Partnerships beyond its original investment, but does have control over certain aspects of the Operating Partnerships either through the operation of the various partnership agreements or through NHT, which is a general partner in both the Investment Partnership and Operating Partnerships. Combined financial statements have been presented because of the Investment Partnership's more than significant influence over the Operating Partnerships. All related intercompany accounts and transactions have been eliminated. Each of the Operating Partnerships has no significant assets other than an apartment complex encumbered by mortgage debt, and related cash reserves and mortgage escrow deposits. The assets of any Operating Partnership are not available for the benefit of any other Operating Partnership or for the benefit of the Investment Partnership.

 The Operating Partnerships that are included in the combined financial statements are the following:


                                                                                                  Date
Partnership Name                                                               State             Acquired
----------------                                                               -----             --------
Stygler Village Limited Partnership                                            Ohio              10/07/88
St. Martins Associates                                                         Washington        01/31/89
W-C Apartments Limited Partnership                                             Oklahoma          03/02/89
W-G Apartments Limited Partnership                                             Oklahoma          03/02/89
W-P Apartments Limited Partnership                                             Oklahoma          03/02/89
W-R Apartments Limited Partnership                                             Oklahoma          03/02/89
Springchase Apartments Limited Partnership (Note 5)                            Texas             10/31/89
Trinidad Apartments Limited Partnership (Note 5)                               Texas             10/31/89
Wildwood Village I Limited Partnership                                         Ohio              12/01/89
Wildwood Village II Limited Partnership                                        Ohio              12/01/89
Wildwood Village III Limited Partnership                                       Ohio              12/01/89
Melrose Village I Limited Partnership                                          Ohio              12/01/89
Summit Square Limited Partnership                                              Ohio              12/01/89
Washington Court House I Limited Partnership                                   Ohio              12/01/89
Griggs Village Limited Partnership                                             Ohio              12/01/89
Hebron Village Limited Partnership                                             Ohio              12/01/89
Aspen NHT Apartments Company Limited Partnership                               Michigan          12/28/89
Birch Lake NHT Apartments Company Limited Partnership                          Michigan          12/28/89
Century Place NHT Apartments Company Limited Partnership                       Michigan          12/28/89
Glendale NHT Apartments Company Limited Partnership                            Michigan          12/28/89
Lakeside NHT Apartments Company Limited Partnership                            Michigan          12/28/89
Park Terrace NHT Apartments Company Limited Partnership                        Michigan          12/28/89
Traverse Woods NHT Apartments Company  Limited Partnership                     Michigan          12/28/89
Traverse Woods II NHT Apartments  Company Limited Partnership                  Michigan          12/28/89
Bingham Terrace Limited Partnership                                            Ohio              12/28/89
Coal Township Limited Partnership                                              Pennsylvania      12/29/89
Hazelwood Limited Partnership                                                  Pennsylvania      12/29/89
Mahanoy Limited Partnership                                                    Pennsylvania      12/29/89
RP Limited Dividend Housing Association Limited Partnership                    Michigan          12/31/89
YM Limited Dividend Housing Association Limited Partnership                    Michigan          12/31/89
West Allegheny Partners Limited Partnership                                    Pennsylvania      03/27/90


                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 Cash Equivalents:
 -----------------

 For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when purchased.

 Assets Limited as to Use:
 -------------------------

 Assets limited as to use consisted of Operating Partnerships' property reserves of $5,071,000 and $4,867,000 in 1997 and 1996, respectively and Investment Partnership reserves of $ 317,000 and $279,000 in 1997 and 1996, respectively.

 Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures which may be needed for the designated property. At December 31, 1997 and 1996, these assets were maintained in demand deposit accounts with various financial institutions.

 Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships' property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 1997 and 1996 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposit and money market accounts.

 The carrying amount of reserves approximated market value at December 31, 1997 and 1996.

 Reclassifications:
 ------------------

 Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

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

 Income Taxes:
 -------------

 The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Partnership's taxable loss. During 1997, 1996, and 1995, the following items related to low-income housing tax credits were generated by the Partnership:

 (In Thousands)                                1997     1996     1995
                                               ----     ----     ----

Low-income housing tax credits                $2,769   $2,957   $2,952

Recapture credits and related interest        $ (722)       -        -

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 Income Taxes (continued):
 -------------------------

 The Revenue Reconciliation Act of 1990 permitted the Partnership to accelerate low-income housing tax credits to individual taxpayers who held interests on October 26, 1990. Consequently, the Partnership has passed the accelerated credit through to all qualifying partners of record on October 26, 1990. During 1990, the accelerated low-income housing tax credit was $4,104,000. The housing credit for subsequent tax years must be reduced on a pro rata basis by the amount of the increased credit. Non-qualifying unit holders will receive the original unaccelerated low-income housing tax credit for the remaining qualifying tax years of their investment.

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

 Deposits and Assets Limited As To Use are invested in short-term liquid investments, generally less than one year; accordingly, the fair values of these assets approximate their carrying values.

 The other financial instruments in which the Partnerships have an interest are the various term debt related to the properties owned by the Operating Partnerships. The debt consists of (1) mortgage debt provided by and or insured by agencies such as Rural Development Authority (RDA), The Department of Housing and Urban Development (HUD), and various state housing authorities, and (2) promissory notes. The promissory notes, a substantial portion of which are collateralized by second mortgages, generally provide for repayment only from cash flow or refinancing of the related properties. In addition, the debt agreements contain various restrictions including limiting annual distributions to partners and requiring the rental of units to low-income individuals and/or families. Accordingly, management has determined that there is not a meaningful market for debt with the provisions as described above, and given the unique aspects of the debt, believes that determining a reasonable estimate of fair value would not be practicable without incurring excessive costs.

 Impairment of Long-lived Assets:
 --------------------------------

 During 1996, an impairment loss in the amount of $2,300,000 was recorded for two apartment projects which were eventually transferred to the mortgage holder during 1997. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1996 included the Operating Partnerships' inability to re-negotiate the terms of the mortgage debt, which was delinquent, the subsequent sale of the mortgages to a third party who demanded immediate payment, and the filing of bankruptcy protection by the Operating Partnerships. These indicators created uncertainty regarding the extent to which the Operating Partnerships would realize future cash flows from the projects and, accordingly, an impairment loss in the amount of $2,300,000 was recorded.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.  Related Party Transactions:
    ---------------------------

    Administrative Services:
    ------------------------

    The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

    Management Fees, including Affiliates:
    --------------------------------------

    General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $814,000, $756,000 and $814,000 in 1997, 1996 and 1995, respectively, including $178,000, $176,000 and $170,000 in 1997, 1996 and 1995,
    respectively to an affiliate of NHT, Inc.

    Partnership Management Fees, Affiliates:
    ----------------------------------------

    The Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $50,000, $51,000 and $51,000 in 1997, 1996 and 1995,
    respectively. Additionally, the Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $268,000, $264,000 and $256,000 in 1997, 1996 and 1995,
    respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 1997, 1996 and 1995. The supervisory management fees and program management fees totaled $318,000, $315,000 and $307,000 in 1997, 1996 and 1995, respectively. The fees paid in 1997, 1996 and 1995 were $135,000, $185,000 and $269,000, respectively. The balance accrued for these fees was $378,000, $195,000 and $65,000 as of December 31, 1997, 1996 and 1995, respectively.

    Land Leases:
    ------------

    Two Operating Partnerships have entered into operating land leases of 51 years and 99 years with affiliates of the general partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and account for the prepaid leases using the interest method.

3.  Term Debt:
    ----------

    Concurrent with the Investment Partnership's investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, RDA, or various state/local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and or/families. These loans are collateralized by the Operating Partnerships' land, buildings, and rental income. They have maturity dates ranging from January 1999 to November 2028 and bear interest at rates varying from 7% to 11.25%.

    Substantially all of the promissory notes are collateralized by second mortgages on the rental properties owned by the Operating Partnerships, and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a property. Included in promissory notes is a note and related accrued interest in the amount of $2,310,000 and $2,131,000 at December 31, 1997 and 1996, which is due to an affiliate of the General Partner.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


    Term Debt (continued);
    ----------------------

    Estimated principal requirements on these loans during the next five years are (in thousands):

                      1998                        $1,008
                      1999                         1,008
                      2000                         1,089
                      2001                         1,168
                      2002                         1,262

    As a result of the defaults of mortgages on two properties as described in
    Note 5, the related term debt in the amount of $2,742,000 has been classified in liabilities subject to compromise at December 31, 1996. These mortgages were cancelled as part of the 1997 foreclosure proceedings of the two Texas Operating Partnerships (See Note 5).

4.  Uncertainties:
    --------------

    HUD Housing Assistance Payments (HAP) Contracts:
    ------------------------------------------------

    Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts ("HAP Contracts"), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. The Multifamily Assisted Housing Reform and Affordability Act of 1997 has substantially modified key HUD subsidy programs. Under certain circumstances, HUD and its agents may modify or reduce subsidy contracts and may replace project-based subsidies with tenant vouchers. This would allow residents to use the vouchers to pay rent at any project of their choice. At the present time, it is not possible to determine in detail how changes in the subsidy programs will be implemented or the impact of recent changes upon the future operations of the Operating Partnerships and, as a result, the Investment Partnership. The Operating Partnerships received approximately $6,205,000, $6,273,000 and $6,100,000 of rental assistance payments from HUD for the years ended December 31, 1997 and 1996 and 1995, respectively, which represents 48.5%, 49.4% and 47.9% of their total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Operating Partnerships own twelve Properties whose HAP contracts expire during 1998. Management is seeking to renew all HAP contracts as they come due.

    Liquidity:
    ----------

    Low-income housing projects, such as those owned by the Operating Partnerships, frequently generate limited cash flow and, therefore, the potential for cash flow deficits exist. Because of limitations imposed by HUD and other lenders, the various reserves maintained by an Operating Partnership are typically available only for the property owned by such Operating Partnership. Further, the general partners of the Operating Partnerships and Investment Partnerships have limited resources to fund deficits which may be generated by one or more Operating Partnerships.

    At December 31, 1997, three Operating Partnerships have experienced operating deficits and with respect to one of these Operating Partnerships, the lender agreed to defer principal payments for approximately a 12 month period which ended in 1997 and to fund a loan for the rehabilitation of the project.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


    Uncertainties (continued):
    --------------------------

    Promissory Notes:
    -----------------

    As indicated in Note 3, substantially all of the promissory notes are primarily non-amortizing until the related properties are refinanced or sold. Most all of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Fifteen of the loans are due in the years 2004 - 2006 (principal and accrued interest of $24,341,118 at December 31, 1997); the remaining two loans are due during the years 2028-2032 (principal and accrued interest of $1,964,702 at December 31, 1997). All of the loans which are due during the years 2004 - 2006 are due prior to the maturity of the first mortgages on the properties, which generally mature during the years 2011 -2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes comes due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans.

5.  Bankruptcy - Operating Partnerships:
    ------------------------------------

    During March 1996, two Operating Partnerships which had purchased apartment projects in Fort Worth, Texas filed for bankruptcy. The bankruptcy filing followed unsuccessful negotiations with the lender (HUD) and the foreclosure actions by a Texas bank which purchased the loans from HUD. During 1997, attempts to reorganize the Operating Partnerships were unsuccessful and the Texas bank was permitted to complete its foreclosure actions and purchase the apartment projects at the foreclosure sales. In connection with the foreclosure action, the Operating Partnerships were relieved of any obligation related to the nonrecourse mortgage debt. The cash ($216,000) that was accumulated by the Operating Partnerships is in contention and, accordingly, has been charged against the extraordinary gain pending the resolution of the bankruptcy hearing scheduled for March 26, 1998 to determine the ownership of the cash.

    Extraordinary Gain
    ------------------

    For the year ended December 31, 1997, an extraordinary gain of $2,196,000 was recorded to reflect the transfer of these properties from the Operating Partnerships and consists of the following:

        Liabilities cancelled:
            Mortgage notes payable                              $2,742,000
            Accrued interest                                       381,000
            Promissory notes                                       353,000
                                                                ----------
                                                                 3,476,000
                                                                ----------
        Carrying amount of assets:
            Apartment projects transferred                       1,037,000*
            Other-net                                              243,000
                                                                ----------
                                                                 1,280,000
                                                                ----------

        Extraordinary gain resulting from foreclosure           $2,196,000
                                                                ==========

      *The carrying amount approximates estimated fair value at the date of transfer.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 Bankruptcy - Operating Partnerships (continued):
 ------------------------------------------------

 Condensed Financial Information
 -------------------------------

 The Operating Partnerships ceased operations after the foreclosure sales and are anticipated to be dissolved during 1998 with any remaining assets transferred to their partners. A summary of the condensed financial information included in the combined financial statements for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                            YEARS ENDED DECEMBER 31
                                   -----------------------------------------
                                      1997           1996            1995
                                   -----------   ------------    -----------
Total Assets                       $         -   $  1,390,000    $    N/A
Total Liabilities                  $         -   $  3,791,000    $    N/A
Total Revenues                     $ 1,057,000   $  1,159,000    $ 1,180,000
Net Income (Loss)                  $ 2,236,000   $ (2,311,000)   $  (319,000)


 Liabilities Subject to Compromise - December 31, 1996:
 ------------------------------------------------------

 Under Chapter 11, certain claims (including the mortgage notes payable) against each of the Operating Partnerships in existence prior to the filing were automatically stayed while the Operating Partnerships continued business operations as a debtor-in-possession. The claims have been reflected in the combined balance sheet as "liabilities subject to compromise" and consist of the following:


     Mortgage notes payable                            $2,742,000
     Accrued interest mortgage notes payable              381,000
     Promissory notes                                     353,000
     Accounts payable and accrued expenses                132,000
                                                       ----------
                                                       $3,608,000
                                                       ==========

 The Operating Partnerships anticipate no additional claims resulting from previous operations or from the bankruptcy proceedings.

                                    PART III
                                    --------

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:


Name                      Age                      Office                      Term Expires
----                      ---                      ------                      ------------
Charles R. Santer          42  President, Chief Executive Officer and Trustee      1999
Robert M. Snow             45  Vice President, Secretary and Trustee               1999
Joseph R. Kasberg          45  Assistant Treasurer and Trustee                     1999
Susan E. Basting           36  Chief Financial Officer and Treasurer               1999


Charles R. Santer is president and chief executive officer of the National Affordable Housing Trust and NHT, Inc.. Previously he served as chief executive officer of the Ohio Real Estate Commission and as president of a Columbus, Ohio real estate company. Mr. Santer graduated from Ohio University.

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

Susan E. Basting is Treasurer and Chief Financial Officer of the National Affordable Housing Trust, Inc. and NHT, Inc. Ms. Basting, a certified public accountant and certified management accountant, worked in public accounting and
accounting management prior to joining the staff.    Ms. Basting is a graduate
of Wright State University.


ITEM 11          EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 1997, 1996 and 1995:



Fee or                            (In thousands)
Reimbursement Type                    Payee                   1997     1996     1995
------------------                    -----                   ----     ----     ----
Property management fees  General Partners of Operating
                          Partnerships                      $   814  $   756  $   814


Partnership management    NHT, Inc.
fees                                                        $   318  $   315  $   307


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



                                    Part IV
                                    -------

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

        1.    Financial Statements
              --------------------

              The combined financial statements, related notes, and accountant's report listed below are included herein:

                                                                            Page
              Report of Independent Auditors - Ernst &
              Young LLP                                                       12

              Combined balance sheets as of December 31,
              1997 and 1996                                                   13

              Combined statements of operations for the
              years ended December 31, 1997, 1996 and 1995                    15

              Combined statements of partners' deficit
              for the years ended December 31, 1997,
              1996 and 1995                                                   16

              Combined statements of cash flows for the
              years ended December 31, 1997, 1996 and 1995                    17

              Notes to combined financial statements                          19

        2.    Financial Statement Schedules
              Schedule I                                                      32
              Schedule III                                                    34

     All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:

None.

3.    Exhibits
      -------------

      (a)  Exhibits

      Exhibit No.                                         Description
      -----------                                         -----------

       *    3.1         Form of Amended and Restated Agreement of Limited Partnership of
                        the Registrant (attached to the Prospectus as Exhibit A)

       *    3.2         Certificate of Limited Partnership of the Registrant.

       *   10.1         Escrow Agreement between FirsTier Bank, N.A. and Registrant.

       *   10.2         Form of Purchase and Sale Agreement (including form of Purchase
                        Money Note).

       *   10.3         Form of Operating Partnership Agreement.

      **   10.4         Guarantee Agreement between the Trust and the Partnership.

      **   10.5         Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

      **   10.6         Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

      **   10.7         Letter Agreement between National Church Residences and the Selling
                        Agent relating to withdrawal from the Trust or from Operating
                        Partnerships by Retirement Housing Foundation or its affiliates.

      **   10.8         Letter Agreement between Retirement Housing Foundation and the
                        Selling Agent relating to withdrawal from the Trust or from
                        Operating Partnerships by Retirement Housing Foundation or its
                        affiliates.

      **   10.9         Letter Agreement between the Trust and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

      **  10.10         Letter Agreement between National Church Residences that the
                        Selling Agent relating to the repayment or refinancing of Purchase
                        Money Notes.

      **  10.11         Letter Agreement between Retirement Housing Foundation and the
                        Selling Agent relating to the repayment or refinancing of Purchase
                        Money Notes

     *** 10.12(a)         Purchase and Sale Agreement, with amendments, by and among Willow
                          Creek Apartments, Ltd., Willow Park Apartments, Ltd., Willow Garden
                          Apartments, Ltd. and Willow Rock Apartments, Ltd., and the March
                          Company dated May 6, 1988.

     *** 10.13(a)         Operating Partnership Agreement for W-R Apartments, L.P., dated
                          March 2, 1989.

     *** 10.12(b)         Purchase and Sale Agreement with amendments, by and among Trinidad
                          Apartments, and Springchase Apartments.

     *** 10.13(b)         Operating Partnership Agreement for Trinidad Apartments and
                          Springchase Apartments.

     *** 10.12(c)         Purchase and Sale Agreement with amendments, by and among Melrose
                          Village.

     *** 10.13(c)         Operating Partnership Agreement for Melrose Village, Limited
                          Partnership, dated December 1, 1989.

     *** 10.12(d)         Purchase and Sale Agreement with amendments, by and among Aspen
                          Apartments.

     *** 10.13(d)         Operating Partnership Agreement for Aspen NHT Apartments Limited
                          Partnership, dated December 28, 1989.

     *** 10.12(e)         Purchase and Sale Agreement with amendments, by and among Bingham
                          Terrace Apartments.

     *** 10.13(e)         Operating Partnership Agreement for Bingham Terrace Limited
                          Partnership, dated December 29, 1989.

     *** 10.12(f)         Purchase and Sale Agreement with amendments, by and among Coal
                          Township Elderly, Hazelwood Apartments, and Mahanoy Elderly.

     *** 10.13(f)         Operating Partnership Agreement for Coal Township Elderly,
                          Hazelwood Apartments, and Mahanoy Elderly dated December 29, 1989.

     *** 10.12(g)         Purchase and Sale Agreement with amendments, by and among Research
                          Park and Young Manor.

     *** 10.13(g)         Operating Partnership Agreement for RP Limited Dividend Housing
                          Association Limited Partnership and YM Limited Dividend Housing
                          Association Limited Partnership, dated December 31, 1989.

    **** 10.12(h)         Purchase and Sale Agreement with amendments, by and among West
                          Allegheny Partnership, L.P.

    **** 10.13(h)         Operating Partnership Agreement for West Allegheny Partnership,
                          L.P., dated March 27, 1990.

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
                              LIMITED PARTNERSHIP


Condensed Balance Sheets                                 December 31,
                                                         ------------
                                                     1997            1996
                                                     ----            ----
Assets                                                  (In Thousands)
Current assets:
   Cash                                            $   317         $   279
   Accounts receivable, Operating Partnerships,
          net of allowance of $121 in 1997             319             548
                                                   -------         -------

          Total current assets                         636             827

Notes receivable, Operating Partnership,
          net of allowance of $283 in 1997               -             283
                                                   -------         -------

                                                   $   636         $ 1,110
                                                   =======         =======
Liabilities and Partners' Capital
Current liabilities:
   Accounts payable, primarily general partner      $   382        $   200

Deficit in Operating Partnerships                     4,908          4,617

Partners' Deficit                                    (4,654)        (3,707)
                                                    -------        -------
                                                     $   636        $ 1,110
                                                     =======        =======

Condensed Statements of Operations                                  Years Ended December 31,
                                                                    ------------------------
                                                                   1997        1996      1995
                                                                   ----        ----      ----
Revenues:                                                                  (In Thousands)
   Program management fees from Operating
      Partnerships                                                $   157     $   157   $   157
   Interest                                                            18          15        15
                                                                  -------     -------   -------
                                                                      175         172       172
                                                                  -------     -------   -------
Expenses:
   Program management fees, general partner                           318         315       307
   Administrative                                                     635          58        70
                                                                  -------     -------   -------
                                                                      953         373       377
                                                                  -------     -------   -------
Loss before equity in loss of Operating Partnerships
    and extraordinary gain                                           (778)       (201)     (205)

Equity in loss of Operating Partnerships                           (2,341)     (5,248)   (2,950)
                                                                  -------     -------   -------
Loss from operations before extraordinary gain                     (3,119)     (5,449)   (3,155)

Extraordinary gain                                                  2,172          -         -
                                                                  -------     -------   -------

Net loss                                                          $(  947)    $(5,449)  $(3,155)
                                                                  =======     =======   =======

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE I
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                        LIMITED PARTNERSHIP (CONTINUED)




Condensed Statements of Cash Flows                     Years Ended December 31
                                                      --------------------------
                                                        1997     1996     1995
                                                      --------  -------  -------
                                                            (In Thousands)

Cash used in operating activities                       $ (84)   $( 92)   $(207)

Financing activities, distributions from Operating
   Partnerships, net                                      122      118       99
                                                        -----    -----    -----

Increase (decrease) in cash                             $  38    $  26    $(108)
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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1997

                                    ( 1 OF 4)
                                 (In Thousands)

                                                                                                         COST
                                                                                                      CAPITALIZED
                                                                             INITIAL COST TO         SUBSEQUENT TO
                                                                               PARTNERSHIP            ACQUISITION
                                                                      -------------------------- ---------------------- -------
      PARTNERSHIP                                                                 BUILDINGS &
          NAME               DESCRIPTION            ENCUMBRANCES         LAND     IMPROVEMENTS    IMPROVEMENTS        LAND

-------------------------------------------------------------------------------------------------------------------------------
Stygler Village     Low income housing project               $5,452                     $4,717             $90
                    Located in Gahanna, Ohio

St. Martins         Low-income housing project                1,482                      2,094              95
                    Located in Seattle, Washington

Willow Creek        Low-income housing project                1,054      $123            1,373             107        $123
                    Located in Bartlesville, OK

Willow Gardens      Low-income housing project                1,297        94            1,630              73          94
                    Located in Bartlesville, OK

Willow Park         Low-income housing project                1,175       157            1,513             120         157
                    Located in Bartlesville, OK

Willow Rock         Low-income housing project                1,259       148            1,508             152         148
                    Located in Bartlesville, OK

Wildwood I          Low-income housing project                1,118       123            1,783              78         123
                    Located in Columbus, OH

Wildwood II         Low-income housing project                  913       117            1,526               1         117
                    Located in Columbus, OH

Wildwood III        Low-income housing project                1,045       178            1,725              15         178
                    Located in Columbus, OH

                                                              GROSS
                                                     AMOUNT AT WHICH CARRIED                                      LIFE ON WHICH
                                                       AT CLOSE OF PERIOD                                    DEPRECIATION IN LATEST
                                                   --------------------------------                                  INCOME
      PARTNERSHIP                                   BUILDINGS &                   ACCUMULATED       DATE           STATEMENTS
          NAME               DESCRIPTION           IMPROVEMENTS         TOTAL    DEPRECIATION     ACQUIRED         IS COMPUTED

-----------------------------------------------------------------------------------------------------------------------------------
Stygler Village     Low income housing project         $4,807          $4,807       $1,572         10/07/88       27 1/2 years
                    Located in Gahanna, Ohio

St. Martins         Low-income housing project          2,189           2,189          724          1/31/89       27 1/2 years
                    Located in Seattle, Washington

Willow Creek        Low-income housing project          1,480           1,603          475          3/02/89       27 1/2 years
                    Located in Bartlesville, OK

Willow Gardens      Low-income housing project          1,703           1,797          549          3/02/89       27 1/2 years
                    Located in Bartlesville, OK

Willow Park         Low-income housing project          1,633           1,790          523          3/02/89       27 1/2 years
                    Located in Bartlesville, OK

Willow Rock         Low-income housing project          1,660           1,808          531          3/02/89       27 1/2 years
                    Located in Bartlesville, OK

Wildwood I          Low-income housing project          1,861           1,984          537         12/01/89       27 1/2 years
                    Located in Columbus, OH

Wildwood II         Low-income housing project          1,527           1,644          438         12/01/89       27 1/2 years
                    Located in Columbus, OH

Wildwood III        Low-income housing project          1,740           1,918          500         12/01/89       27 1/2 years
                    Located in Columbus, OH

                                   CONTINUED

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 1997

                                   (2 OF 4)
                                (In Thousands)


                                                                                                                COST
                                                                                                             CAPITALIZED
                                                                                  INITIAL COST TO           SUBSEQUENT TO
                                                                                    PARTNERSHIP              ACQUISITION
                                                                         ----------------------------------------------------------
   PARTNERSHIP                                                                        BUILDING &
      NAME                 DESCRIPTION               ENCUMBRANCES         LAND       IMPROVEMENTS          IMPROVEMENTS        LAND
-----------------------------------------------------------------------------------------------------------------------------------
Melrose Village   Low income housing project                599            89                983                                89
                  Located in Findlay, OH

Summit Square     Low-income housing project              1,752           105              3,327                     7         105
                  Located in Dayton, OH

Washington Court  Low-income housing project                545            81                932                     9          81
House             Located in Washington CH, OH

Griggs Village    Low-income housing project                305            36                610                   (9)          36
                  Located in Columbus, OH

Hebron Village    Low-income housing project                359            45                603                                45
                  Located in Hebron, OH

Aspen I           Low-income housing project                942            70                997                    19          70
                  Located in Gaylord, MI

Birch Lake        Low-income housing project                801            56                805                    58          56
                  Located in Ludington, MI

Century Place     Low-income housing project              1,786           138              1,990                   561         138
                  Located in Greenville, MI

Glendale          Low-income housing project                390            27                414                     3          27
                  Located in Scottville, MI

Lakeside          Low-income housing project              1,263            76              1,023                   249          76
                  Located in Cadillac, MI


                                                                 GROSS
                                                         AMOUNT AT WHICH CARRIED                                   LIFE ON WHICH
                                                           AT CLOSE OF PERIOD                                     DEPRECIATION IN
                                                      ----------------------------                                 LATEST INCOME
   PARTNERSHIP                                          BUILDINGS &                 ACCUMULATED         DATE       STATEMENTS IS
      NAME                 DESCRIPTION                 IMPROVEMENTS     TOTAL      DEPRECIATION     ACQUIRED         COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
Melrose Village   Low income housing project                  983       1,072               289     12/01/89        27 1/2 years
                  Located in Findlay, OH

Summit Square     Low-income housing project                3,334       3,439               981     12/01/89        27 1/2 years
                  Located in Dayton, OH

Washington Court  Low-income housing project                  941       1,022               271     12/01/89        27 1/2 years
House             Located in Washington CH, OH

Griggs Village    Low-income housing project                  601         637               176     12/01/89        27 1/2 years
                  Located in Columbus, OH

Hebron Village    Low-income housing project                  603         648               177     12/01/89        27 1/2 years
                  Located in Hebron, OH

Aspen I           Low-income housing project                1,016       1,086               298     12/28/89        27 1/2 years
                  Located in Gaylord, MI

Birch Lake        Low-income housing project                  863         919               247     12/28/89        27 1/2 years
                  Located in Ludington, MI

Century Place     Low-income housing project                2,551       2,689               619     12/28/89        27 1/2 years
                  Located in Greenville, MI

Glendale          Low-income housing project                  417         444               123     12/28/89        27 1/2 years
                  Located in Scottville, MI

Lakeside          Low-income housing project                1,272       1,348               339     12/28/89        27 1/2 years
                  Located in Cadillac, MI

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1997

                                    (3 OF 4)
                                 (In Thousands)

                                                                                                              COST
                                                                                                          CAPITALIZED
                                                                             INITIAL COST TO             SUBSEQUENT TO
                                                                               PARTNERSHIP                ACQUISITION
                                                                     ---------------------------------------------------------------
   PARTNERSHIP                                                                          BUILDING &
      NAME                 DESCRIPTION              ENCUMBRANCES        LAND           IMPROVEMENTS       IMPROVEMENTS         LAND
------------------------------------------------------------------------------------------------------------------------------------
Park Terrace      Low income housing project                 928           73                 1,065                  19          73
                  Located in Williamston, MI

Traverse Woods    Low-income housing project                 940           71                 1,054                  47          71
                  Located in Petoskey, MI

Traverse Woods II Low-income housing project               1,571          117                 1,733                 701         117
                  Located in Petoskey, MI

Bingham Terrace   Low-income housing project               1,272           16                 1,092                 381          20
                  Located in Cadiz, OH

Coal Township     Low-income housing project               4,518          150                 4,511                 647         150
                  Located in Coal Township, PA

Hazelwood         Low-income housing project               4,793          200                 4,379                 291         200
                  Located in Luzerne County, PA

Mahanoy           Low-income housing project               5,465          125                 5,915                 819         125
                  Located in Mahanoy City, PA

Reserch Park      Low-income housing project              10,896          850                 9,678                 923         850
                  Located in Detroit, MI

Young Manor       Low-income housing project               6,731          400                 6,512                 134         400
                  Located in Detroit, MI

West Allegheny    Low-income housing project               2,973           50                   836               4,044          50
                  Located in Philadelphia, PA
                                                 -----------------------------------------------------------------------------------

                                          TOTALS
                                                         $63,624       $3,715               $66,328              $9,634      $3,719
                                                 ===================================================================================


                                                              GROSS
                                                     AMOUNT AT WHICH CARRIED                                         LIFE ON WHICH
                                                       AT CLOSE OF PERIOD                                           DEPRECIATION IN
                                                ----------------------------------                                   LATEST INCOME
   PARTNERSHIP                                      BUILDINGS &                      ACCUMULATED         DATE        STATEMENTS IS
      NAME               DESCRIPTION               IMPROVEMENTS         TOTAL        DEPRECIATION      ACQUIRED         COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
Park Terrace      Low income housing project             1,084         1,157                  319      12/28/89       27 1/2 years
                  Located in Williamston, MI

Traverse Woods    Low-income housing project             1,101         1,172                  324      12/28/89       27 1/2 years
                  Located in Petoskey, MI

Traverse Woods II Low-income housing project             2,434         2,551                  594      12/28/89       27 1/2 years
                  Located in Petoskey, MI

Bingham Terrace   Low-income housing project             1,473         1,493                  274      12/29/89         40 years
                  Located in Cadiz, OH

Coal Township     Low-income housing project             5,158         5,308                1,431      12/29/89       27 1/2 years
                  Located in Coal Township, PA

Hazelwood         Low-income housing project             4,670         4,870                1,313      12/29/89       27 1/2 years
                  Located in Luzerne County, PA

Mahanoy           Low-income housing project             6,734         6,859                1,880      12/29/89       27 1/2 years
                  Located in Mahanoy City, PA

Reserch Park      Low-income housing project            10,601        11,451                2,940      12/31/89       27 1/2 years
                  Located in Detroit, MI

Young Manor       Low-income housing project             6,646         7,046                1,960      12/31/89       27 1/2 years
                  Located in Detroit, MI

West Allegheny    Low-income housing project             4,880         4,930                  843       3/27/90         40 Years
                  Located in Philadelphia, PA
                                                ------------------------------------------------------------------------------------

                                          TOTALS
                                                       $75,962       $79,681              $21,247
                                                =================================================

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 1997

                                    (4 OF 4)
                                 (In Thousands)

                                                          December 31
                                              --------------------------------
Real Estate:                                    1997        1996        1995
-------------------------------------------   --------    --------    --------
Balance at beginning of period:               $ 79,868    $ 81,868    $ 80,788

     Additions during period:
       Improvements                                898       1,120       1,080

     Deductions during period**:                (1,085)     (3,120)       None
                                              --------    --------    --------

Balance at end of period*:                    $ 79,681    $ 79,868    $ 81,868
                                              ========    ========    ========

Accumulated Depreciation:
-------------------------------------------

Balance at beginning of period:***            $ 18,572    $ 16,744    $ 13,981

     Additions during period:
       Depreciation expense***                   2,700       2,648       2,763

     Deductions during period:                     (25)       (820)       None
                                              --------    --------    --------

Balance at end of period:***                  $ 21,247    $ 18,572    $ 16,744
                                              ========    ========    ========


* Aggregate costs for federal income tax purposes were $79,681,000, $79,868,000 and $81,868,000 at December 31, 1997, 1996, and 1995 respectively.

** Includes deductions for impairment loss and write off of fully depreciated assets in 1996 and primarily assets transferred to lender in 1997.

*** Amounts for 1996 represent corrected balances. Corrections had no impact on net income or partners' capital (deficit).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   National Housing Trust Limited Partnership
                                   By:  NHT, Inc.  General Partner

Date:  March 20, 1998              /s/ Charles R. Santer
       --------------              ------------------------------------------
                                   Charles R. Santer, President
                                   and Chief Executive Officer, NHT, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                      * * * * *



Date:  March 20, 1998              By /s/ Charles R. Santer
       --------------              ------------------------------------------
                                   Charles R. Santer, Trustee
                                   President and CEO, NHT, Inc.


                                                      * * * * *



Date:  March 20, 1998              By /s/ Robert M. Snow
       --------------              ------------------------------------------
                                   Robert M. Snow, Trustee,
                                   Vice President and Secretary, NHT, Inc.



                                                      * * * * *




Date:  March 20, 1998              By /s/ Susan E. Basting
       --------------              ------------------------------------------
                                   Susan E. Basting, Trustee
                                   Chief Financial Officer and
                                   Treasurer, NHT, Inc.