Form 10-Q
period 1998-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1998-05-14
CIK 818803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      for the quarter ended March 31, 1998


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                            MARCH 31, 1998 FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.  Unaudited Combined Financial Statements

   Combined Balance Sheets................................................... 3

   Combined Statements of Operations......................................... 5

   Combined Statements of Cash Flows......................................... 6

   Notes to Combined Financial Statements.................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 8

PART II  OTHER INFORMATION
--------------------------

   Other Information......................................................... 12

   Signatures................................................................ 13

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (In Thousands)



                                             March 31              December 31
ASSETS                                         1998                    1997
-------------------------------------      ------------            ------------

Current Assets:
   Cash and cash equivalents              $         813           $         968
   Tenants' security deposits                       431                     429
   Mortgage escrow deposits                         790                     648
   Prepaid expenses and other assets                708                     765
                                           ------------            ------------
      Total current assets                        2,742                   2,810
                                           ------------            ------------


Assets limited as to use                          5,587                   5,388
                                           ------------            ------------

Rental property:
   Buildings and improvements                    76,096                  75,962
   Furniture and equipment                        2,531                   2,521
                                           ------------            ------------
                                                 78,627                  78,483
     Less accumulated depreciation              (23,815)                (23,086)
                                           ------------            ------------
                                                 54,812                  55,397
   Land                                           3,719                   3,719
                                           ------------            ------------
                                                 58,531                  59,116
                                           ------------            ------------
Prepaid land leases, less current
   maturities                                        45                      47
                                           ------------            ------------

      Total assets                        $      66,905           $      67,361
                                           ============            ============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL                  March 31,      December 31,
                                                     1998             1997
----------------------------------------------   ------------     ------------
                                                  (Unaudited)

Current liabilities:
   Accounts payable and accrued expenses        $       2,175    $       2,190
   Rents received in advance                               65               35
   Deposits held                                          452              438
   Accrued interest on mortgage notes payable             148              201
   Current maturities of term debt                        966            1,008
                                                 ------------     ------------

      Total current liabilities                         3,806            3,872
                                                 ------------     ------------

Term debt, less current maturities:
   Mortgage notes payable                              40,716           40,938
   Promissory notes, including accrued
     interest payable                                  27,668           27,200
                                                 ------------     ------------
                                                       68,384           68,138
                                                 ------------     ------------

Partners' capital:
   General Partners:
     NHT, Inc.                                            (10)              (9)
     Other Operating General Partners                     (13)               5

   Limited partners:
     Issued and outstanding  1,014,668
       investment units                                (5,262)          (4,645)
                                                 ------------     ------------

                                                       (5,285)          (4,649)
                                                 ------------     ------------

      Total liabilities and partners' capital   $      66,905    $      67,361
                                                 ============     ============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In Thousands, except per Unit Amounts)


                                                                         1998                       1997
                                                                    --------------             --------------
Revenues:
  Rental revenues                                                  $         2,933            $         3,111
  Other income                                                                  57                         77
                                                                    --------------             --------------

    Total revenues                                                           2,990                      3,188
                                                                    --------------             --------------

Expenses:
  Administration                                                               445                        409
  Operating and maintenance                                                    588                        750
  Management fees                                                              352                        355
  Partnership asset management fees                                             81                         79
  Utilities                                                                    404                        517
  Taxes and insurance                                                          430                        485
  Depreciation and amortization                                                736                        708
                                                                    --------------             --------------

    Total expenses                                                           3,036                      3,303
                                                                    --------------             --------------

    Loss from rental operations                                                (46)                      (115)
                                                                    --------------             --------------

Other revenues and (expenses):
  Interest income                                                               49                         37
  Interest expense                                                            (841)                      (832)
                                                                    --------------             --------------

    Net loss before extraordinary gain                                        (838)                     (910)
    Extraordinary gain (Note B)                                                214                         -
                                                                    --------------             -------------

    Net loss                                                       $          (624)           $         (910)
                                                                    ==============             =============


Net loss per limited partnership unit before extraordinary gain    $         (0.82)                    (0.90)

Extraordinary gain per limited partnership unit                               0.21                         -
                                                                    --------------             -------------

Net loss per limited partnership unit                              $         (0.61)           $        (0.90)
                                                                    ==============             =============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In Thousands)

                                                                1998                      1997
                                                            -------------             ------------
Cash flows from operating activities:
  Net loss                                                 $         (624)           $        (910)
  Adjustments to reconcile net loss to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                                   736                      708
      Accrued interest on promissory notes                            412                      390
  Changes in operating assets and liabilities:
      Increase in deposits, prepaids and other assets                 (92)                    (243)
      Decrease in accounts payable and
        accrued expenses                                              (15)                      (6)
      Decrease in other current liabilities                            (9)                     (45)
                                                            -------------             ------------
Cash (used for) provided by operations                                408                     (106)
                                                            -------------             ------------

Investing activities:
  Additions to buildings, furniture and
   equipment, net                                                    (144)                    (176)
  Deposits to assets limited as to use, net                          (199)                    (224)
                                                            -------------             ------------
    Cash used for investing activities                               (343)                    (400)
                                                            -------------             ------------

Financing Activities:
  General partners cash distributions                                 (12)                       -
  Additions to term debt                                               56                      224
  Payments of term debt                                              (264)                    (271)
                                                            -------------             ------------
   Net cash used for financing activities                            (220)                     (47)
                                                            -------------             ------------

Decrease in cash and cash equivalents                                (155)                    (553)

Cash and cash equivalents beginning of  year                          968                    1,313
                                                            -------------             ------------

Cash and cash equivalents end of period                    $          813            $         760
                                                            =============             ============

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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 1997 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.


NOTE B -- BANKRUPTCY -- OPERATING PARTNERSHIPS

During March 1996, two Operating Partnerships which had purchased apartment projects in Fort Worth, Texas filed for bankruptcy. The bankruptcy filing followed unsuccessful negotiations with the lender (HUD) and the foreclosure actions by a Texas bank which purchased the loans from HUD. During 1997, attempts to reorganize the Operating Partnerships were unsuccessful and the Texas bank was permitted to complete its foreclosure actions and purchase the apartment projects at the foreclosure sales. In connection with the foreclosure action, the Operating Partnerships were relieved of any obligation related to the nonrecourse mortgage debt. At December 31, 1997, the Operating Partnerships had accumulated cash of $216,000 which was in contention and, accordingly, was charged against the extraordinary gain and a reserve established pending the resolution of the bankruptcy hearing scheduled for March 26, 1998 to determine the ownership of the cash.

The hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank has filed a notice of appeal to preserve its right to file an appeal. It is anticipated these Texas Operating Partnerships will be dissolved in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities will be distributed to the Investment Partnership. No distributions are expected to be made to the Unit holders.

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

In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations, including governmental agencies with which the Operating Partnerships have substantial activities. The Partnership plans to communicate with all of its significant suppliers to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Partnership's systems rely will be timely converted and will not have an adverse effect on the Partnership's systems. The Partnership cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time and the impact, if any. The Partnership is currently updating its accounting software to accommodate year 2000 issues and anticipates completing the year 2000 project before year 2000.


Properties
----------

As of March 31,1998, average occupancy of the Properties was 96%.

Two properties located in Ft. Worth, Texas had experienced cash flow difficulties and had experienced a decline in value. During 1993, the General Partner resolved a dispute with a former Managing General Partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. Per an agreement completed in May 1993, the former Managing General Partner paid $60,000.

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

Because each investor's tax situation was different, the consequences of the foreclosure was different based upon each investor's previous use of tax credits and passive losses, and its individual tax situation. However, in general, the foreclosure caused: a recapture of a portion of the tax credits previously received by the investors; the reduction of tax credits in future years; an interest charge under the Internal Revenue Code on tax credits recaptured; and a tax gain on disposition of the property as a result of the foreclosure. The December 31, 1997 Schedule K-1 included a 48 cents per unit recapture of tax credits with a corresponding estimated interest charge of 23 cents per unit.
The passive gain relating to the disposition of the two Properties as a result of foreclosure was less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. Future tax credits will be reduced in each of 1998, 1999, 2000, and 2001 by the loss of the two properties' credits. (For an estimate of future credits after this reduction see General above in the MD&A.)

The hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank has filed a notice of appeal to preserve its rights to file an appeal. It is not known at this time if the bank will pursue the appeal. It is anticipated these Texas Operating Partnerships will be dissolved in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities will be distributed to the Investment Partnership. No distributions are expected to be made to Unit holders.

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

The Operating Partnerships own twelve Properties whose Section 8 contracts will expire in fiscal year 1998, of which four have rents in excess of 120% of FMRs. The Section 8 contracts for these twelve Properties have been or are expected to be renewed with HUD until at least the end of fiscal year 1999. In addition, one other Property owned by an Operating Partnership has a Section 8 contract with rents in excess of 120% of FMRs that expire after fiscal year 1999. In a number of other Properties, rents may be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will seek to renew all expiring Section 8 contracts, and if required or appropriate, the General Partner will participate in the program to restructure loans and rent subsidies. The General Partner has entered into negotiations with HUD that may lead to the restructuring of the financing and Section 8 subsidy for the Stygler Village Apartments, which has contract rents that are 147% of FMR.

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

At March 31, 1998, assets limited as to use were $5,587,000. The assets were composed of the Investment Partnership reserve of $390,000 and Operating Partnership reserves of $5,197,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1997 the General Partner had voluntarily deferred payment of $378,000 of its management fee due to a reduced level of the Investment Partnership reserve. There can be no assurance that the

Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. Deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships, and there can be no assurance of such distributions in the event of refinancing or disposition.


Results of Operations
---------------------

The March 31, 1998 net loss of $624,000 decreased 31.4% from the March 31, 1998 net loss of $910,000. The reasons for the differences are discussed below.

An extraordinary gain of $214,000 was recorded in first quarter 1998 as a result of the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see Note B).

Total revenue decreased $198,000 (6.2%) when comparing the three months ended March 31, 1998 and 1997. The decrease in rental revenue related to the loss of operations from the two Texas properties. After considering this decrease of revenue, the other properties' rental revenue increased an average of 2.7%.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 1998 and 1997 were $2,300,000 and $2,595,000, respectively. The
$295,000 (11.4%) decrease in expenses between 1998 and 1997 primarily related to a decrease in expenses related to the loss of operations from the two Texas properties. After considering this decrease in expenses related to these two properties the average decrease in expenses is 1.8%. The expenses with the largest fluctuations are operating and maintenance with a decrease of 10.8% and administrative with an increase of 18.8%. Operating and maintenance expenses have decreased because the prior year included additional costs of maintenance relating to improvements at several properties. Administrative expenses appear to have increased because prior year expenses were lower than normal.

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited. Overall, most of the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above and are producing positive cash flow.

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
                          ------------------------------------------
                                    (Registrant)



Date   May 13, 1998       By /s/ Charles R. Santer              .
       -------------         ------------------------------------
                             Charles R. Santer
                             President, NHT, Inc.



Date    May 13, 1998      By /s/ Susan E. Basting               .
        -------------        ------------------------------------
                             Susan E. Basting
                             Treasurer, NHT, Inc.