Form 10-Q
period 1998-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1998-08-12
CIK 818803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      for the quarter ended June 30, 1998


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



                               Yes   X    No
                                   -----

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                            June 30, 1998 FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.     Unaudited Combined Financial Statements


      Combined Balance Sheets..................................................3

      Combined Statements of Operations........................................5

      Combined Statements of Cash Flows........................................7

      Notes to Combined Financial Statements...................................8

Item 2.     Management's Discussion and Analysis of
            Financial Condition
            and Results of Operations..........................................9

PART II  OTHER INFORMATION
--------------------------

      Other Information.......................................................13

      Signatures..............................................................14

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (In Thousands)




                                                June 30        December 31
ASSETS                                           1998              1997
-------------------------------------------    ---------       ------------

Current Assets:

     Cash and cash equivalents                $     918        $        968
     Tenants' security deposits                     438                 429
     Mortgage escrow deposits                       948                 648
     Prepaid expenses and other assets              757                 765
                                              ---------        ------------
          Total current assets                    3,061               2,810
                                              ---------        ------------


Assets limited as to use                          5,637               5,388
                                              ---------        ------------

Rental property:
     Buildings and improvements                  76,322              75,962
     Furniture and equipment                      2,560               2,521
                                              ---------        ------------
                                                 78,882              78,483
       Less accumulated depreciation            (24,543)            (23,086)
                                              ---------        ------------
                                                 54,339              55,397
     Land                                         3,719               3,719
                                              ---------        ------------
                                                 58,058              59,116
                                              ---------        ------------
Prepaid land leases, less current
     maturities                                      44                  47
                                              ---------        ------------

          Total assets                        $  66,800        $     67,361
                                              =========        ============



                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)




LIABILITIES AND PARTNERS' DEFICIT                           June 30,             December 31,
                                                             1998                    1997
----------------------------------------------          ---------------        ----------------
                                                          (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses              $         2,636        $          2,190
     Rents received in advance                                       69                      35
     Deposits held                                                  459                     438
     Accrued interest on mortgage notes payable                     147                     201
     Current maturities of term debt                                952                   1,008
                                                        ---------------        ----------------

          Total current liabilities                               4,263                   3,872
                                                        ---------------        ----------------

Term debt, less current maturities:
     Mortgage notes payable                                      40,488                  40,938
     Promissory notes, including accrued
        interest payable                                         28,131                  27,200
                                                        ---------------        ----------------
                                                                 68,619                  68,138
                                                        ---------------        ----------------


Partners' deficit:
     General Partners:
       NHT, Inc.                                                    (11)                     (9)
       Other Operating General Partners                             (22)                      5

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                                       (6,049)                 (4,645)
                                                        ---------------        ----------------

                                                                 (6,082)                 (4,649)
                                                        ---------------        ----------------

          Total liabilities and partners' deficit       $        66,800        $         67,361

                                                        ===============        ================



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In Thousands, except per Unit Amounts)


                                                       1998           1997
                                                      -------        -------
Revenues:
     Rental revenues                                  $ 2,943        $ 3,178
     Other income                                          60            113
                                                      -------        -------

        Total revenues                                  3,003          3,291
                                                      -------        -------

Expenses:
     Administration                                       395            404
     Operating and maintenance                            809            817
     Management fees                                      239            248
     Partnership asset management fees                     81             79
     Utilities                                            320            391
     Taxes and insurance                                  447            501
     Depreciation and amortization                        735            735
                                                      -------        -------

        Total expenses                                  3,026          3,175
                                                      -------        -------

        Income (loss) from rental operations              (23)           116
                                                      -------        -------

Other revenues and (expenses):
     Interest income                                       48             42
     Interest expense                                    (821)          (840)
                                                      -------        -------

          Net loss                                    $  (796)       $  (682)
                                                      =======        =======


Net loss per limited partnership unit                 $ (0.78)       $ (0.67)
                                                      =======        =======



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In Thousands, except per Unit Amounts)


                                                                       1998            1997
                                                                     --------        --------
Revenues:
     Rental revenues                                                 $  5,876        $  6,288
     Other income                                                         117             191
                                                                     --------        --------

        Total revenues                                                  5,993           6,479
                                                                     --------        --------

Expenses:
     Administration                                                       839             813
     Operating and maintenance                                          1,397           1,567
     Management fees                                                      590             603
     Partnership asset management fees                                    162             157
     Utilities                                                            724             908
     Taxes and insurance                                                  878             986
     Depreciation and amortization                                      1,471           1,443
                                                                     --------        --------

        Total expenses                                                  6,061           6,477
                                                                     --------        --------

        Income (loss) from rental operations                              (68)              2
                                                                     --------        --------

Other revenues and (expenses):
     Interest income                                                       97              79
     Interest expense                                                  (1,663)         (1,672)
                                                                     --------        --------

          Net loss before extraordinary gain                           (1,634)         (1,591)
          Extraordinary gain (Note B)                                     214               -
                                                                     --------        --------

          Net loss                                                   $ (1,420)       $ (1,591)
                                                                     ========        ========


Net loss per limited partnership unit before extraordinary gain         (1.61)          (1.57)


Extraordinary gain per limited partnership unit                          0.21               -
                                                                     --------        --------

Net loss per limited partnership unit                                $  (1.40)       $  (1.57)
                                                                     ========        ========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                     NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In Thousands)



                                                                    1998            1997
                                                                 --------        --------
Cash flows from operating activities:
     Net loss                                                    $ (1,420)       $ (1,591)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation and amortization                             1,471           1,443
          Accrued interest on promissory notes                        811             782
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other assets            (312)           (478)
          Increase in accounts payable and
              accrued expenses                                        446             401
          Increase (decrease) in other current liabilities              1             (42)
                                                                 --------        --------
Cash provided by operations                                           997             515
                                                                 --------        --------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                               (399)           (535)
     Deposits to assets limited as to use, net                       (249)           (366)
                                                                 --------        --------
        Cash used for investing activities                           (648)           (901)
                                                                 --------        --------

Financing Activities:
     General partners cash distributions                              (13)             (1)
     Additions to term debt                                           120             434
     Payments of term debt                                           (506)           (454)
                                                                 --------        --------
       Net  cash used for financing activities                       (399)            (21)
                                                                 --------        --------

Decrease in cash and cash equivalents                                 (50)           (407)

Cash and cash equivalents beginning of  year                          968           1,313
                                                                 --------        --------

Cash and cash equivalents end of period                          $    918        $    906
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


NOTE B - BANKRUPTCY - OPERATING PARTNERSHIPS

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

Each Operating Partnership's Property qualifies for the low-income housing tax credit (LIHTC). The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The tax credits are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the credit otherwise allowable for the tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating and Investment Partnerships indicates an estimate of future tax credits for the Qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $2.65 of credit per unit in 1998; approximately $2.12 of credit per unit in 1999; approximately $ .36 of credit per unit in 2000; and approximately $ .20 of credit per unit in 2001. In addition, in order for a Property to qualify for the tax credits, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold in the years 2003 through 2008.

The properties are subject to substantial debt, in many cases including seller financing on which interest has accrued since the Partnership invested in the Properties. Most of the Properties are dependent upon continuing government subsidies. In addition, many of the Properties are located in market areas that would not support significant rent increases. Finally, most of the Properties are subject to use restrictions that limit their use to low-income housing beyond the end of the tax credit compliance period. For these and other reasons, there can be no assurance that the sale of the Properties will produce sales proceeds to the Operating Partnerships in excess of the debt financing and the expenses of sale; nor can there be any assurance that distributions of the sales proceeds, if any, from the Operating Partnerships to the Partnership will exceed the Partnership's accumulated liabilities. Accordingly, upon sale of the Properties, there can be no assurance that any funds will be distributed to Unit holders or, if funds are distributed, that the funds will be sufficient to enable Unit Holders to pay taxes arising from such sales.

In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations, including governmental agencies with which the Operating Partnerships have substantial activities. The Partnership plans to communicate with all of its significant suppliers to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and will not have an adverse effect on the

Partnership's systems. The Partnership cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time and the impact, if any. The Partnership is currently updating its accounting software to accommodate year 2000 issues and anticipates completing the year 2000 project before year 2000.

Properties
----------

As of June 30,1998,  average occupancy of the Properties was 96%.

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

Liquidity shortfalls might be covered by new federal governmental subsidy programs, by state and local agencies, by funds from the Investment Partnership reserve, or managing general partner operating deficit guarantees, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the Property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated low-income housing tax credits.

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

The Operating Partnerships own fifteen Properties whose Section 8 contracts have or will expire in fiscal year 1998 or 1999, of which two have rents in excess of 120% of FMRs. The Section 8 contracts for fourteen of these fifteen Properties have been or are expected to be renewed with HUD until at least the end of fiscal year 1999. In addition, three other Properties owned by the Operating Partnerships have Section 8 contracts with rents in excess of 120% of FMRs that expire after fiscal year 1999. In a number of other Properties, rents may be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will seek to renew all expiring Section 8 contracts, and if required or appropriate, the General Partner will participate in the program to restructure loans and rent subsidies. For the one property indicated above that may not have the Section 8 subsidy renewed through 1999, the Managing General Partner has entered into negotiations with HUD that may lead to the restructuring of the financing and Section 8 subsidy for the Stygler Village Apartments, which has contract rents that are in excess of 120% of FMR.

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

At June 30, 1998, assets limited as to use were $5,637,000. The assets were composed of the Investment Partnership reserve of $375,000 and Operating Partnership reserves of $5,262,000. The Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1997 the General Partner had voluntarily deferred payment of $378,000 of its management fee due to a reduced level of the Investment Partnership reserve. There can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. Deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

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

Results of Operations
---------------------

The June 30, 1998 net loss of $1,420,000 decreased 10.7% from the June 30, 1997 net loss of $1,591,000. The reasons for the differences are discussed below.

An extraordinary gain of $214,000 was recorded in first quarter 1998 as a result of matters related to the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see Note B).

Total revenue decreased $486,000 (7.5%) when comparing the six months ended June 30, 1998 and 1997. The decrease in rental revenue related to the loss of operations from the two Texas properties. After considering this decrease of revenue, the other properties' rental revenue increased an average of 1.5%.

Total expenses exclusive of depreciation and interest for the six months ended June 30, 1998 and 1997 were $4,590,000 and $5,034,000, respectively. The
$444,000 (8.8%) decrease in expenses between 1998 and 1997 primarily related to a decrease in expenses related to the loss of operations from the two Texas properties. After considering this decrease in expenses related to these two properties the average increase in expenses is 1.2%. The expenses with the largest fluctuations are utilities with a decrease of 5.4%, taxes and insurance with a decrease of 4.2% and administrative with an increase of 13.1%. Administrative expenses have increased because prior year expenses were lower than normal.

In recent years, rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited. Overall, most of the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above and are producing positive cash flow.

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
                          ------------------------------------------
                                      (Registrant)



Date   August 10, 1998        By /s/ James A. Bowman        .
       ----------------          ----------------------------
                              James A. Bowman
                              President, NHT, Inc.



Date    August 10, 1998       By /s/ Susan E. Basting       .
        ----------------         ----------------------------
                              Susan E. Basting
                              Treasurer, NHT, Inc.