Form 10-Q
period 1998-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1998-11-16
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    for the quarter ended September 30, 1998


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          September 30, 1998 FORM 10-Q

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                          PAGE NO.
-----------------------------                                          --------

Item 1.     Unaudited Combined Financial Statements

      Combined Balance Sheets..............................................3

      Combined Statements of Operations ...................................5

      Combined Statements of Cash Flows....................................7

      Notes to Combined Financial Statements...............................8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations .................................................9

PART II   OTHER INFORMATION
---------------------------

      Other Information....................................................14

      Signatures...........................................................15

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
  COMBINED BALANCE SHEETS SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (In Thousands)


                                                  September 30       December 31
ASSETS                                                1998               997
-------------------------------------------       ------------       -----------

Current Assets:
     Cash and cash equivalents                     $    911          $    968
     Tenants' security deposits                         442               429
     Mortgage escrow deposits                           557               648
     Prepaid expenses and other assets                  995               812
                                                   --------          --------
          Total current assets                        2,905             2,857
                                                   --------          --------


Restricted cash                                       5,847             5,388
                                                   --------          --------

Rental property:
     Buildings and improvements                      76,614            75,962
     Furniture and equipment                          2,562             2,521
                                                   --------          --------
                                                     79,176            78,483
       Less accumulated depreciation                (25,276)          (23,086)
                                                   --------          --------
                                                     53,900            55,397
     Land                                             3,719             3,719
                                                   --------          --------
                                                     57,619            59,116
                                                   --------          --------

          Total assets                             $ 66,371          $ 67,361
                                                   ========          ========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' DEFICIT                    September 30,  December 31,
                                                        1998            1997
-----------------------------------------------      ------------   ------------
                                                     (Unaudited)

Current liabilities:
     Accounts payable and accrued expenses           $     2,520    $     2,190
     Rents received in advance                                75             35
     Deposits held                                           463            438
     Accrued interest on mortgage notes payable              147            201
     Current maturities of term debt                         937          1,008
                                                     -----------    -----------

          Total current liabilities                        4,142          3,872
                                                     -----------    -----------

Term debt, less current maturities:
     Mortgage notes payable                               40,257         40,938
     Promissory notes, including accrued
        interest payable                                  28,651         27,200
                                                     -----------    -----------
                                                          68,908         68,138
                                                     -----------    -----------

Partners' deficit:
     General Partners:
       NHT, Inc.                                             (12)            (9)
       Other Operating General Partners                      (28)             5

     Limited partners:
       Issued and outstanding 1,014,668
          investment units                                (6,639)        (4,645)
                                                     -----------    -----------

                                                          (6,679)        (4,649)
                                                     -----------    -----------

          Total liabilities and partners' deficit    $    66,371    $    67,361
                                                     ===========    ===========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (In Thousands, except per Unit Amounts)


                                                           1998           1997
                                                         -------        -------
Revenues:
     Rental revenues                                     $ 2,949        $ 3,106
     Other income                                             63             86
                                                         -------        -------

        Total revenues                                     3,012          3,192
                                                         -------        -------

Expenses:
     Administration                                          394            489
     Operating and maintenance                               661            714
     Management fees                                         235            238
     Partnership asset management fees                        81             79
     Utilities                                               280            403
     Taxes and insurance                                     423            500
     Depreciation and amortization                           739            730
                                                         -------        -------

        Total expenses                                     2,813          3,153
                                                         -------        -------

        Income from rental operations                        199             39
                                                         -------        -------

Other revenues and (expenses):
     Interest income                                          53             43
     Interest expense                                       (849)          (829)
                                                         -------        -------

          Net loss                                       $  (597)       $  (747)
                                                         =======        =======


Net loss per limited partnership unit                    $ (0.59)       $ (0.74)
                                                         =======        =======


                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (In Thousands, except per Unit Amounts)

                                                                           1998                1997
                                                                          -------             -------
Revenues:
     Rental revenues                                                      $ 8,825             $ 9,394
     Other income                                                             180                 276
                                                                          -------             -------

        Total revenues                                                      9,005               9,670
                                                                          -------             -------

Expenses:
     Administration                                                         1,234               1,302
     Operating and maintenance                                              2,057               2,281
     Management fees                                                          825                 842
     Partnership asset management fees                                        243                 236
     Utilities                                                              1,005               1,310
     Taxes and insurance                                                    1,300               1,486
     Depreciation and amortization                                          2,211               2,173
                                                                          -------             -------

        Total expenses                                                      8,875               9,630
                                                                          -------             -------

        Income from rental operations                                         130                  40
                                                                          -------             -------

Other revenues and (expenses):
     Interest income                                                          150                 123
     Interest expense                                                      (2,513)             (2,501)
                                                                          -------             -------

          Loss before extraordinary gain                                   (2,233)             (2,338)
          Extraordinary gain (Note B)                                         216                  --
                                                                          -------             -------

          Net loss                                                        $(2,017)            $(2,338)
                                                                          =======             =======

Loss per limited partnership unit before extraordinary gain                 (2.20)              (2.30)

Extraordinary gain per limited partnership unit                               .21                  --
                                                                          -------             -------

Net loss per limited partnership unit                                     $ (1.99)            $ (2.30)
                                                                          =======             =======


                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (In Thousands)

                                                                           1998                1997
                                                                          -------             -------
Cash flows from operating activities:
     Net loss                                                             $(2,017)            $(2,338)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation and amortization                                     2,211               2,173
          Extraordinary gain                                                 (216)                 --
          Bankruptcy related reserves                                         216                  --
          Accrued interest on promissory notes                              1,235               1,177
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other assets                    (126)               (492)
          Increase in accounts payable and
              accrued expenses                                                330                 324
          Increase (decrease) in other current liabilities                     11                 (56)
                                                                          -------             -------
Cash provided by operations                                                 1,644                 788
                                                                          -------             -------

Investing activities:
     Additions to buildings, furniture and equipment                         (693)               (760)
     Deposits to restricted cash, net                                        (459)               (397)
                                                                          -------             -------
        Cash used for investing activities                                 (1,152)             (1,157)
                                                                          -------             -------

Financing Activities:
     General partners cash distributions                                      (13)                 --
     Proceeds from term debt                                                  216                 647
     Payments on term debt                                                   (752)               (685)
                                                                          -------             -------
       Net  cash used for financing activities                               (549)                (38)
                                                                          -------             -------

Decrease in cash and cash equivalents                                         (57)               (407)

Cash and cash equivalents beginning of  period                                968               1,313
                                                                          -------             -------

Cash and cash equivalents end of period                                   $   911             $   906
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

NOTE A--BASIS OF PRESENTATION

The accompanying combined financial statements include the accounts of National Housing Trust Limited Partnership (Partnership) and the Operating Partnerships in which it has acquired a significant controlling limited partnership interest.

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - BANKRUPTCY - OPERATING PARTNERSHIPS

During March 1996, two Operating Partnerships which had purchased apartment projects in Fort Worth, Texas filed for bankruptcy in the United States District Court for the Northern District of Texas, Fort Worth Division (the "Court"). The bankruptcy filing followed unsuccessful negotiations with the lender (HUD) and the foreclosure actions by a Texas bank which purchased the loans from HUD. During 1997, attempts to reorganize the Operating Partnerships were unsuccessful and the Texas bank was permitted to complete its foreclosure actions and purchase the apartment projects at the foreclosure sales. In connection with the foreclosure action, the Operating Partnerships were relieved of any obligation related to the nonrecourse mortgage debt. At December 31, 1997, the Operating Partnerships had accumulated cash of $216,000 which was in contention amongst the parties and, accordingly, a reserve was established pending the resolution of the bankruptcy hearing scheduled for March 26, 1998 to determine the ownership of the cash.

A hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court. It is anticipated that this suit will be resolved by the end of the year. The appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved, however, in the opinion of management the Partnership should prevail and, accordingly, the resultant reserve has been reversed and recorded as an extraordinary gain in the financial statements. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions will be made to the Unit holders.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering the Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments (the "Properties") eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships (see Properties below) are being dissolved in 1998.

Each Operating Partnership's Property qualifies for the low-income housing tax credit (LIHTC). The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. The Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Partnership (the "Unit holders"). The tax credits are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. The Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the credit otherwise allowable for the tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating and Partnerships indicates an estimate of future tax credits for the Qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $2.65 of credit per unit in 1998; approximately $2.12 of credit per unit in 1999; approximately $ .36 of credit per unit in 2000; and approximately $ .20 of credit per unit in 2001. In addition, in order for a Property to qualify for the tax credits, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold in the years 2003 through 2008.

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

The Partnership recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and has adopted a compliance program. The Partnership is completing the inventory of their information technology and other electronic assets (such as, but not limited to, data network equipment, non-information technology systems, including embedded systems that operate security systems, phone systems, fax systems, energy management systems and other systems) used in the Partnership's business that may be affected by Year 2000 issues and the related assessment of those assets Year 2000 compliance. The Partnership has completed their assessment of their primary information technology infrastructure and expects to complete the inventory and assessment of substantially all of the Operating Partnerships by December 31, 1998.

The Partnership completed an analysis of its vendors and service providers that are critical to the Partnership's business to determine whether they are Year 2000 compliant. The Partnership has requested a survey from all the Operating Partnerships. But cannot guarantee that all vendors or service providers of the Operating Partnerships will comply with the Operating Partnerships' surveys, and therefore the Partnership may not be able to determine Year 2000 compliance of those vendors or service providers. At that time, the Operating Partnerships will determine the extent to which the Operating Partnerships will be able to replace non-compliant vendors. Due to the lack of an alternative source, there may be instances in which the Operating Partnerships will have no alternative but to remain with non-compliant vendors or service providers.

The Partnership believes that their upgrading and systems replacement will be implemented and tested by June 30, 1999. The Partnership believes that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems.

In addition to those systems within the Partnership's control, the Operating Partnerships' control and the control of their vendors and suppliers, there are other systems that could have an impact on the Partnership's and Operating Partnerships' businesses and which may not be Year 2000 compliant by January 1, 2000. Those systems could affect the operations of the multi-family rental real estate industry or the economy as a whole. These systems are outside of the Partnership's control or influence and their compliance may not be verified by the Partnership, however, these systems could adversely affect the Partnership's financial condition or results of operations.

If the Partnership or Operating Partnerships are not successful in implementing their Year 2000 compliance plan, the Partnership may suffer a material adverse impact on their combined results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Partnership expects to develop contingency plans if they determine that the compliance plans will not be implemented by June 30, 1999.

To date, the Partnership estimates the cost not to exceed $50,000 to update their information technology and other electronic assets. Upon receipt of the Operating Partnerships' surveys, an estimation of the cost to become Year 2000 compliant will be made.


Properties
----------

As of September 30,1998, average occupancy of the Properties was 96%.

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

Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the mortgages were assigned to the U.S. Department of Housing and Urban Development (HUD). In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. The General Partner attempted to negotiate with the bank seeking a consensual agreement to restructure the debt. The bank responded with a notice dated March 12, 1996 accelerating the maturity of the indebtedness under the Notes, demanding payment in full and giving notice that if the indebtedness is not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996.

The General Partner, after evaluating the consequences of foreclosure and as part of a strategy to minimize the effect to the investors, filed on March 26, 1996 with respect to Trinidad Apartments Limited Partnership and on March 28, 1996 with respect to Springchase Apartments Limited Partnership in the United States District Court for the Northern District of Texas, Fort Worth Division (the "Court"), Case #496-41284 and Case #496-4136 respectively, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. A hearing was commenced on June 5, 1997 and was continued on July 21, 1997 and August 20, 1997. On October 22, 1997, the Court entered an order denying confirmation of the plans of reorganization and granted the bank relief from the automatic stay of foreclosure. On December 2, 1997, a foreclosure sale was held and the Properties were transferred to the bank.

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

The hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank filed an appeal to preserve its rights to file an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court. The appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions will be made to Unit holders.


Liquidity and Capital Resources
-------------------------------

Liquidity is defined as an entity's ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by new federal governmental subsidy programs, by state and local agencies, by funds from the Partnership reserve, or managing general partner operating deficit guarantees, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the Property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated low-income housing tax credits.

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of the U.S. Department of Housing and Urban Development. The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, continued for fiscal year 1998 (October 1, 1997 through September 30, 1998) a debt restructuring demonstration first enacted for fiscal year 1997. Under the demonstration program, HUD provides short-term renewals for
Section 8 assistance contracts so long as the subsidized rents on the properties do not exceed 120% of HUD-published Fair Market Rents (FMRs) for the market areas in which the properties are located. With respect to most properties with rents in excess of 120% of FMRs and Section 8 contracts that expire in fiscal year 1998, Public Law 105-65 provides that subsidized rent levels may be reduced to market levels and the debt may be restructured into two mortgages. The first mortgage is set at a level supportable by the lower subsidized rents, and the second mortgage is payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, the rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

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

The Operating Partnerships own fifteen Properties whose Section 8 contracts have or will expire in fiscal year 1998 or 1999, of which two have rents in excess of 120% of FMRs. The Section 8 contracts for fourteen of these fifteen Properties have been or are expected to be renewed with HUD until at least the end of fiscal year 1999. One Property that originally submitted to the HUD portfolio reengineering program has now withdrawn from the program and is seeking renewal of their Section 8 contract. In addition, three other Properties owned by the Operating Partnerships have Section 8 contracts with rents in excess of 120% of FMRs that expire after fiscal year 1999. In a number of other Properties, rents may be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will seek to renew all expiring Section 8 contracts, and if required or appropriate, the General Partner will participate in the program to restructure loans and rent subsidies.

These policy and program changes could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner is preparing for the potential impact of the restructuring of HUD programs and is monitoring the development of HUD policy guidance and legislation. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Operating Partnerships, which in turn could have a material adverse effect on the Partnership.

At September 30, 1998, restricted cash was $5,847,000. The restricted cash was composed of the Partnership reserve of $535,000 and Operating Partnership reserves of $5,312,000. The Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Partnership reserve has been available to fund obligations of the Partnership, including the management fee payable by the Partnership to the General Partner. As of December 31, 1997 the General Partner had voluntarily deferred payment of $378,000 of its management fee due to a reduced level of the Partnership reserve. There can be no assurance that the Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose. Deposits and withdrawals from the Operating Partnership reserves are generally regulated by a governing federal, state or local agency.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships, and there can be no assurance of such distributions in the event of refinancing or disposition.

Results of Operations
---------------------

The September 30, 1998 net loss of $2,017,000 decreased 13.7% from the September 30, 1997 net loss of $2,338,000. The reasons for the differences are discussed below.

An extraordinary gain of $216,000 was recorded in 1998 as a result of matters related to the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see Note B).

Total revenue decreased $665,000 (6.9%) when comparing the nine months ended September 30, 1998 and 1997. The decrease in rental revenue related to the loss of operations from the two Texas properties. After considering this decrease of revenue, the other properties' rental revenue increased an average of 2.2%.

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 1998 and 1997 were $6,664,000 and $7,457,000, respectively. The $793,000 (10.6%) decrease in expenses between 1998 and 1997 primarily related to a decrease in expenses related to the loss of operations from the two Texas properties. After considering this decrease in expenses related to these two properties the average increase in expenses is 0.1%. The expenses with the largest fluctuations are taxes and insurance with a decrease of 5.7% and administrative with an increase of 6.9%.

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

PART II.  OTHER INFORMATION
--------  -----------------


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
                  ------------------------------------------
                                 (Registrant)



Date   November 10, 1998                   By /s/ James A. Bowman
       ------------------                     ----------------------------------
                                              James A. Bowman
                                              President, NHT, Inc.



Date    November 10, 1998                  By /s/ Susan E. Basting
        ------------------                    ----------------------------------
                                              Susan E. Basting
                                              Treasurer, NHT, Inc.