Form 10-K405
period 1998-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1999-04-15
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998


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

                     Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No  ___
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The Exhibit Index is located on page 33 of this Report.

                        This Report contains 43 pages.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                    PART I

                                                                                                    Page
Item  1.    Business..............................................................................     3
Item  2.    Properties............................................................................     4
Item  3.    Legal proceedings.....................................................................     5
Item  4.    Submission of matters to a vote of security holders...................................     5

                                             PART II

Item  5.    Market for the registrant's partnership interests and related partnership matters.....     5
Item  6.    Selected financial data...............................................................     6
Item  7.    Management's discussion and analysis of financial condition and results of operations.     7
Item  7A.   Quantitative and qualitative disclosures about market risk............................    12
Item  8.    Financial statements and supplementary data...........................................    14

                                             PART III

Item  9.    Changes in and disagreements with accountants on accounting and financial disclosure..    31
Item 10.    Directors and executive officers of the registrant....................................    31
Item 11.    Executive compensation................................................................    32
Item 12.    Security ownership of certain beneficial owners and management........................    32
Item 13.    Certain relationships and related transactions........................................    32

                                             PART IV

Item 14.   Exhibits, financial statement schedules and reports on Form 8-K........................    33

FORM 10-K AVAILABLE
A copy of the National Housing Trust Limited Partnership 1998 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

               James A. Bowman
               President
               NHT, Inc.
               2335 North Bank Drive
               Columbus, OH 43220

                                    PART I
                                    ------

ITEM 1    BUSINESS

National Housing Trust Limited Partnership (NHTLP), a Delaware limited partnership (the "Investment Partnership"), was formed on July 9, 1987 to invest in low-income housing developments (the "Properties") throughout the United States through acquisition of a 98.9% limited partnership interest in project specific operating Partnerships ("Operating Partnerships"). NHT, Inc. (The "General Partner" or "NHT") serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

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

The purpose of the Investment Partnership is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships which will acquire, maintain, operate and dispose of low-income housing developments. Additionally, the purpose is to engage in any other activities related and incidental to providing current tax benefits to Unit holders, particularly the low income housing tax credit, to preserve and protect Investment Partnership capital, and to cause the Properties to be sold to the highest bidder who intends to preserve the Properties as affordable housing for persons of low income.

On October 7, 1988, the Investment Partnership completed a public offering of 1,014,668 units of limited partnership interest ("Units") at $20.00 per unit, from which the Investment Partnership received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for fees and costs related to the offering and paying the Trust $965,000 for organizational and offering expenses, the net proceeds of the offering available to invest in Operating Partnerships amounted to $17,249,000.

After completion of the public offering, the Investment Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the low-income housing tax credit ("LIHTC") established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Development Authority (RD), or various state and local housing finance agencies.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 2    PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 1998, are listed below:

                                                                                      Number of    Occupancy of
Partnership Name                                                     State              Units         Units
--------------------------------------------------------------       --------         ---------    ------------
Aspen NHT Apartments Company Limited Partnership                     Michigan             48             42
Birch Lake NHT Apartments Company Limited Partnership                Michigan             48             47
Century Place NHT Apartments Company Limited Partnership             Michigan             96             90
Glendale NHT Apartments Company Limited Partnership                  Michigan             28             27
Lakeside NHT Apartments Company Limited Partnership                  Michigan             64             60
Park Terrace NHT Apartments Company Limited Partnership              Michigan             48             45
Traverse Woods NHT Apartments Company  Limited Partnership           Michigan             48             46
Traverse Woods II NHT Apartments  Company Limited Partnership        Michigan             80             75
RP Limited Dividend Housing Association Limited Partnership          Michigan            245            217
YM Limited Dividend Housing Association Limited Partnership          Michigan            153            151
Bingham Terrace Limited Partnership                                  Ohio                 56             55
Griggs Village Limited Partnership                                   Ohio                 44             39
Hebron Village Limited Partnership                                   Ohio                 40             38
Melrose Village I Limited Partnership                                Ohio                 56             51
Stygler Village Limited Partnership                                  Ohio                150            147
Summit Square Limited Partnership                                    Ohio                152            141
Washington Court House I Limited Partnership                         Ohio                 60             60
Wildwood Village I Limited Partnership                               Ohio                 94             86
Wildwood Village II Limited Partnership                              Ohio                 86             85
Wildwood Village III Limited Partnership                             Ohio                 92             92
W-C Apartments Limited Partnership                                   Oklahoma             64             61
W-G Apartments Limited Partnership                                   Oklahoma             47             43
W-P Apartments Limited Partnership                                   Oklahoma             76             74
W-R Apartments Limited Partnership                                   Oklahoma             76             75
Coal Township Limited Partnership                                    Pennsylvania        101            101
Hazelwood Limited Partnership                                        Pennsylvania        100             99
Mahanoy Limited Partnership                                          Pennsylvania        125            122
West Allegheny Partners Limited Partnership                          Pennsylvania         45             40
Springchase Apartments Limited Partnership                           Texas               164              *
Trinidad Apartments Limited Partnership                              Texas               124              *
St. Martins Associates                                               Washington           53             53

*These two Operating Partnerships lost their Properties in a December 1997 foreclosure sale; therefore, the year-end occupancy is listed as -0-. These Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions will be made to Unit holders. These Operating Partnership are expected to be dissolved once all legal suits are resolved (See MD&A Properties and Note 5 to the Combined Financial Statements for more details.)

ITEM 3    LEGAL PROCEEDINGS

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II
                                    -------

ITEM 5 MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 1998, there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP ("Units"). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership's investments in the Operating Partnerships, and there can be no assurance of any distributions in the event of refinancing or disposition.

ITEM 6    SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its substantially wholly-owned Operating Partnerships.

(In thousands, except per Unit data)
                                                         1998           1997             1996             1995             1994
                                                                    Restated (2)     Restated (2)     Restated (2)     Restated (2)
                                                     ---------    -------------    -------------    -------------    -------------
Combined Statement of Operations Data:
Revenues                                             $  12,174    $      12,900    $      12,699    $      12,723    $      12,566
Expenses                                               (13,176)          (9,921)         (11,970)          (9,475)          (9,425)
Depreciation and amortization                           (2,993)          (2,967)          (2,995)          (3,073)          (3,025)
                                                     ---------    -------------    -------------
Income (loss) from rental operations                    (3,995)              12           (2,266)             175              116
                                                     ---------    -------------    -------------    -------------    -------------

Other revenues and expenses
     Interest income                                       273              270              252              265              260
     Interest expense                                   (3,514)          (3,434)          (3,490)          (3,627)          (3,639)
                                                     ---------    -------------    -------------    -------------    -------------

     Net loss before extraordinary gain              $  (7,236)   $      (3,152)   $      (5,504)   $      (3,187)   $      (3,263)
     Extraordinary gain                                    200            2,196                -                -                -
                                                     ---------    -------------    -------------    -------------    -------------

     Net loss                                        $  (7,036)   $        (956)   $      (5,504)   $      (3,187)   $      (3,263)
                                                     =========    =============    =============    =============    =============

     Net loss per  unit before extraordinary gain    $   (7.13)   $       (3.10)   $       (5.42)   $       (3.14)   $        (322)

     Extraordinary gain per unit                           .20             2.16                -                -                -


     Net loss per Unit                               $   (6.93)   $        (.94)   $       (5.42)   $       (3.14)   $        (322)
                                                     =========    =============    =============    =============    =============

Combined Balance Sheet Data:

Total assets                                         $  61,509    $      67,437    $      70,416    $      74,115    $      76,506
                                                     =========    =============    =============    =============    =============

Term debt (1)                                        $  70,041    $      69,146    $      70,824    $      69,526    $      68,761
                                                     =========    =============    =============    =============    =============

Partners' capital                                    $ (11,404)   $      (4,353)   $      (3,397)   $       2,093    $       5,282
                                                     =========    =============    =============    =============    =============

Cash dividends declared per Unit                     $    None    $        None    $        None    $        None    $        None
                                                     =========    =============    =============    =============    =============

(1) Includes current  maturities of term debt.

(2) Partners' capital at the beginning of 1994 has been restated by three of the Operating Partnerships by a total increase of $296,000 to reflect adjustments relating to an increase in prepaid real estate taxes of $76,000, a decrease in real estate tax payable of $163,000, and a decrease in fee distribution payable of $57,000. There was no impact to the Combined Statement of Operations.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships (see Properties below) are expected to be dissolved in 1999.

Each Operating Partnership's Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $2.10 of credit per unit in 1999; approximately $ .35 of credit per unit in 2000; and approximately $ .20 of credit per unit in 2001.

The Properties are subject to substantial debt, in many cases including seller financing on which interest has accrued since the Investment Partnership invested in the Properties. Most of the Properties are dependent upon continuing government subsidies. In addition, many of the Properties are located in market areas that would not support current rents. Finally, most of the Properties are subject to use restrictions that limit their use to low-income housing beyond the end of the tax credit compliance period. For these and other reasons, there can be no assurance that the sale of the Properties will produce sales proceeds to the Operating Partnerships in excess of the debt financing and the expenses of sale; nor can there be any assurance that distributions of the sales proceeds, if any, from the Operating Partnerships to the Investment Partnership will exceed the Investment Partnership's accumulated liabilities. Accordingly, upon sale of the Properties, there can be no assurance that any funds will be distributed to unit holders or, if funds are distributed, that the funds will be sufficient to enable Unit holders to pay taxes arising from such sales.

The Investment Partnership recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and has adopted a compliance program. The Investment Partnership has completed the inventory of its information technology and other electronic assets (such as, but not limited to, data network equipment, non-information technology systems, including embedded systems that operate security systems, phone systems, fax systems, energy management systems and other systems) used in the Investment Partnership's business that may be affected by Year 2000 issues and the related assessment of those assets Year 2000 compliance. The Investment Partnership has completed its assessment of its primary information technology infrastructure and has completed the inventory and assessment of 60% of the technology infrastructure of the Operating Partnerships. The Investment Partnership expects to complete the inventory and assessment of the rest of the Operating Partnerships by May 1, 1999.

The Investment Partnership completed an analysis of its vendors and service providers that are critical to the Investment Partnership's business to determine whether they are Year 2000 compliant. The Investment Partnership has requested a survey from all the Operating Partnerships, but cannot guarantee that all vendors or service providers of the Operating Partnerships will respond to the Operating Partnership's surveys, and therefore the Investment Partnership may not be able to determine Year 2000 compliance of those vendors or service providers. At that time, the Operating Partnerships will determine the extent to which the Operating Partnerships will be able to replace non-compliant vendors. Due to the lack of alternative sources, there may be instances in which the Operating Partnerships will have no alternative but to remain with non-compliant vendors or service providers.

The Investment Partnership believes that its upgrading and systems replacement will be implemented and tested by June 30, 1999. The Investment Partnership believes that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems.

In addition to those systems within the Investment Partnership's control, the Operating Partnerships' control and the control of their vendors and suppliers, there are other systems that could have an impact on the Investment Partnership's and Operating Partnerships' businesses and which may not be Year 2000 compliant by January 1, 2000. Those systems could affect the operations of the multi-family rental real estate industry or the economy as a whole. These systems are outside of the Investment Partnerships' control or influence and their compliance may not be verified by the Partnerships; however, these systems could adversely affect the Partnerships' financial condition or results of operations.

If the Investment Partnership or Operating Partnerships are not successful in implementing their Year 2000 compliance plan, the Investment Partnership may suffer a material adverse impact on its combined results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Investment Partnership expects to develop contingency plans if it determines that the compliance plans will not be implemented by June 30, 1999.

To date, the Investment Partnership estimates the cost not to exceed $50,000 to update its information technology and other electronic assets. Upon receipt of all the Operating Partnerships' surveys, an estimation of the cost to become Year 2000 compliant will be made.

Properties
----------

As of December 31, 1998,  average occupancy of the Properties was 95%.

Two Fort Worth Texas Properties
-------------------------------

Two properties located in Ft. Worth, Texas had experienced cash flow difficulties and a decline in value (See Notes 1 and 5 of the Combined Financial Statements). During 1993, the General Partner resolved a dispute with a former Managing General Partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the mortgages were assigned to the U.S. Department of Housing and Urban Development (HUD). In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. The General Partner attempted to negotiate with the bank, seeking a consensual agreement to restructure the debt. The bank responded with a notice dated March 12, 1996 accelerating the maturity of the indebtedness under the Notes, demanding payment in full and giving notice that if the indebtedness was not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996.

The General Partner, after evaluating the consequences of foreclosure and as part of a strategy to minimize the effect to the investors, filed, on March 26, 1996 with respect to Trinidad Apartments Limited Partnership and on March 28, 1996 with respect to Springchase Apartments Limited Partnership, in the United States District Court for the Northern District of Texas, Fort Worth Division (the"Court"), Case #496-41284 and Case #496-4136 respectively, petitions for relief under Chapter 11 to enable the Operating Partnerships to reorganize. On October 22, 1997, the Court entered an order denying confirmation of the plans of reorganization and granted the bank relief from the automatic stay of foreclosure. On December 2, 1997, a foreclosure sale was held and the Properties were transferred to the bank.

Because each investor's tax situation is different, the consequences of the foreclosure was different based upon each investor's previous use of tax credits and passive losses. However, in general, the foreclosure caused a recapture of a portion of the LIHTCs previously received by the investors, the reduction of LIHTCs in future years, an interest charge under the Internal Revenue Code on LIHTCs recaptured, and a tax gain on disposition of the property as a result of the foreclosure. The Schedule K-1 for the year ended December 31, 1997 included a $.48 per Unit recapture of tax credits with a corresponding estimated interest charge of $.23 per unit. The passive gain relating to the disposition of the two Properties as a result of foreclosure was less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. In addition tax credits will be reduced in each of 1998, 1999, 2000, and 2001 by the loss of the two Properties' credits. This reduction is estimated to be approximately $.19 per unit. (For an estimate of future credits after this reduction see General above in the MD&A).

A hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted motions to dismiss the bankruptcy. The bank filed an appeal to preserve its rights to file an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court. An appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved. These partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders.

A Detroit, Michigan Property
----------------------------

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. The Managing General Partner is in negotiations with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property
-------------------------------

At December 31, 1998 a Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not funded reserves for taxes, insurance and replacement reserves adequately and is deficient in the payment of real estate taxes. The managing general partner has been working with the RD to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved.

Other Property Issues
---------------------

At December 31, 1998, three other Properties have cash flow difficulties. Two of the three had increased operating and maintenance costs in 1998 due to property improvements. The other property had difficulty adequately funding the tax and escrow reserve account. However, the Property performed better financially in 1998 than it has in previous years.

Liquidity and Capital Resources
-------------------------------

Liquidity is defined as an entity's ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from the Investment Partnership reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the Property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated LIHTCs.

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of the U.S. Department of Housing and Urban Development. The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, continued for fiscal year 1998 (October 1, 1997 through September 30, 1998) a debt restructuring demonstration first enacted for fiscal year 1997. With certain modifications, the demonstration program became a permanent program in fiscal year 1999, applicable to all projects with rents above those of comparable properties in local markets. Under the program, subsided rent levels generally are reduced to market levels and the debt may be restructured into two mortgages. The first mortgage is set at a level supportable by the lower subsidized rents, and the second mortgage is payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

HUD has entered into contracts to carry out the restructuring with state housing finance agencies and others ("Participating Administrative Entities" or "PAEs"). The PAEs have authority to set rents above the comparable rents for only 20% of their inventory each year. These rents will be based on approved project budgets, and are capped at 120% of FMRs, except for up to 5% of the inventory, which can have budget-based rents above 120% of FMRs based on a showing of special need. Owners who have engaged in adverse financial or managerial actions are barred from participating in the restructuring program.

The Operating Partnerships own sixteen Properties whose Section 8 contracts have expired or will expire in fiscal year 1999 or 2000, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these fifteen Properties will be renewed by HUD at current levels until at least the end of fiscal year 1999, although there can be assurance that HUD will do so. Seven of these properties have rents in excess of 100% of HUD-established fair market rents. The rents at some or all of these Properties may also be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring
Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining total LIHTCs approximately 20% is allocated to these Operating Partnerships.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner is preparing for the potential impact of the restructuring of HUD programs and is monitoring the development of HUD policy guidance and legislation. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Operating Partnerships, which in turn could have a material adverse effect on the Investment Partnership.

At December 31, 1998 restricted cash was $5,829,000. The restricted cash was composed of the Investment Partnership reserve of $421,000 and Operating Partnership reserves of $5,408,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1998 the General Partner voluntarily deferred payment of $443,000 of its Management Fee. There can be no assurance, however, that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships. Moreover, especially in light of the reduced availability of subsidies, there can be no assurance of cash distributions in the event of refinancing or disposition.

Results of Operations
---------------------

The 1998 net loss of $7,036,000 increased 636% from the 1997 net loss of $956,000, while the 1997 net loss decreased 83% from the 1996 net loss of $5,504,000. The reasons for the differences are discussed below.

Extraordinary gains of $200,000 and $2,196,000 were recorded in 1998 and 1997, respectively, as a result of matters related to the foreclosure and debt extinguishment on the two Texas Properties (see Note 5).

An impairment loss of $4,100,000 was recorded in 1998 for a Detroit Michigan property (see Note 1) and an impairment loss of $2,300,000 was recorded in 1996 for the two Fort Worth, Texas Properties. (see Note 1).

During 1998, 1997 and 1996, total revenue was $12,174,000, $12,900,000 and
$12,699,000, respectively. Rental income decreased $726,000 (5.63%) in 1998 compared to 1997 and increased $201,000 (1.58%) in 1997 compared to 1996. The current year decrease in revenue related to the loss of operations from the two Fort Worth, Texas Properties. After removing this decrease of revenue from the loss of the Fort Worth, Texas Properties, the other Properties' rental revenue increased an average of 2.79% comparing 1998 to 1997 and 2.61% comparing 1997 to 1996.

Total expenses exclusive of depreciation, interest and impairment loss for 1998, 1997, and 1996 were $9,076,000, $9,921,000 and $9,670,000, respectively. The
$845,000 (8.51%) decrease in expenses between 1998 and 1997 was primarily related to a decrease in expenses related to the loss of operations from the two Texas properties. After removing this decrease in expenses in 1998 related to the loss of these two properties, the average increase in expenses is 1.59%.
The expenses with the largest fluctuations between 1998 and 1997 are administrative, with an increase of $185,000 (11.66%), and utilities with a decrease of $74,000 (5.15%). In addition, the $251,000 (2.60%) increase in expenses between 1997 and 1996 was primarily due to a $143,000 (7.9%) increase in administrative expenses, and a $88,000 (3.1%) increase in operating and maintenance expense.

The administrative expense increases in 1998 are primarily attributable to an increase in site staff salaries, an increase in bad debt expense and an increase in renting expense. The utility expense decrease in 1998 primarily relates to a general decrease in utility expenses of the Ohio and Michigan Properties. The administrative expense increases in 1997 are primarily attributable to an increase in site staff to provide more services at several of the Properties and an increase in legal expense. The operating and maintenance increases in 1997 primarily relate to an increase in maintenance and repairs on many of the Properties to improve the facilities.

During the past three year period, rental revenue, after the HUD rent adjustments and adjusting for the loss of the Texas properties, has been increasing an average of 1.79%, an increase which has not been sufficient to cover increases in expenses (excluding depreciation, interest and impairment loss) of 2.44%. The primary expense categories that have been steadily increasing are administration (3.89%), operating and maintenance (3.93%) and management fees (2.26%). Rent levels of the Properties are generally limited by the requirements of the LIHTC and are subject to strict governmental regulation. In the event of significant inflation, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited. Overall, the Properties are in good physical condition after taking into account the planned repairs and maintenance discussed above and are generally producing positive cash flow. The managing general partners of the Operating Partnerships and management companies are consistently seeking means to improve operational results.

Recent Financial Accounting Standards
-------------------------------------

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

The Investment Partnership has no items of comprehensive income, therefore, the adoption of SFAS No. 130 has no impact on the Investment Partnership's financial position or results of operations. The Investment Partnership is in one business segment and follows the requirements of SFAS No. 131.

In February 1998, FASB issued SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of these plans.
SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Investment Partnership does not directly have any employees and SFAS No. 132 is disclosure related only and therefore will have no impact on the Investment Partnership's financial position or results of operations.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Investment Partnership does not expect the adoption of this statement to have a significant impact on the Investment Partnership's financial position or results of operations.

In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgagee Banking Enterprise" ("SFAS No. 134"), which amends SFAS No. 65 to require that the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for all fiscal quarters beginning after December 15, 1998. The Investment Partnership does not expect the adoption of this statement to have a significant impact on the Investment Partnership's financial position or results of operations.


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain Factors Affecting Future Operating Results
--------------------------------------------------

The following factors could cause actual results to differ materially from historical results or those anticipated:

Risks of Government-Assisted Housing Complexes
----------------------------------------------

In certain respects government-assisted housing complexes differ from conventional housing complexes. These include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental assistance agency, (c) compliance with the HUD regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those regulations are interpreted.

Government assistance payments may be reduced in the event that a project rents less than 100% of its units eligible for rental subsidies to qualified low income tenants. HUD generally elects to reduce subsidies only in the event that occupancy levels for qualified tenants drop below 95% for a period of two years. Finally, HUD commitments are subject to HUD's appropriation of federal funds sufficient to meet its obligations in any given year. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction of funds available for the various HUD-administered housing programs and could also result in new limitations on subsidized rent levels. This in turn could adversely impact the net operating income generated by the Properties.

Real Estate Investment Risks
----------------------------

Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

Effect of Uninsured Loss
------------------------

The Operating Partnerships carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to their properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Investment Partnership could lose both its invested capital in and anticipated profits from the affected property.

Possible Environmental Liabilities
----------------------------------

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

The Investment Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its Properties that it believes will involve any expenditure which would be material to the Investment Partnership, nor is the Investment Partnership aware of any environmental condition with respect to any of its Properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

Competition
------------

The financial performance of the Operating Partnerships will be impacted by the competition from comparable properties in their local market areas. The occupancy levels achievable at the Properties and the rental rates at the non-subsidized Properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Operating Partnerships in the future and, in particular, subsequent to the expiration of any existing subsidy agreements.

Impact of Operating Partnership Structure
-----------------------------------------

The ownership of the Investment Partnership's investments through Operating Partnerships could adversely impact the timing of the Investment Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment Partnership. Given the limited rights which the Investment Partnership has under the terms of the Operating Partnership agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

Availability of a Pool of Qualified Buyers
------------------------------------------

The availability of a pool of qualified and interested buyers for the Investment Partnership's remaining assets is critical to the Investment Partnership's ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Investment Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the Properties' marketability.

Inflation
---------

The Investment Partnership completed its tenth year of operations in 1998. To date, the effects of inflation and changes in prices on the Investment Partnership's operating results have not been significant. In the future, with regard to the Operating Partnerships, contract rental rates under "Section 8" agreements may be increased at the discretion of the Department of Housing and Urban Development in response to inflationary pressures to cover increases in operating expenses due to inflation, but there can be no assurance that HUD will do so.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are listed below and included on pages 15 through 30 of this report.

Audited Combined Financial Statements
  Report of Independent Auditors - Reznick Fedder & Silverman....................................    15
  Report of Independent Auditors - Ernst & Young LLP.............................................    16
  Combined Balance Sheets........................................................................    17
  Combined Statements of Operations..............................................................    19
  Combined Statements of Partners' Deficit.......................................................    20
  Combined Statements of Cash Flows..............................................................    21
  Notes to Combined Financial Statements.........................................................    22
  Financial Statements Schedules - Schedule I....................................................    37
  Financial Statements Schedules - Schedule III..................................................    39

                        REPORT OF INDEPENDENT AUDITORS

To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined balance sheet of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the Partnership) as of December 31, 1998 and the related combined statements of operations, partners' deficit, and cash flows for the year then ended and the financial statement schedules as of December 31, 1998 and for the year then ended listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audit. We did not audit the financial statements of 16 substantially wholly-owned Operating Partnerships, which statements reflect total assets of $28,438,609 at December 31, 1998, and total revenues of $1,047,479 for the year ended December 31, 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships at December 31, 1998 and the combined results of their operations and their cash flows for year then ended in conformity with generally accepted accounting principles. Further, in our opinion, based on our audit and the reports of other auditors, the financial statement schedules as of December 31, 1998 and for the year then ended referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects the information set for therein.



                                        REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
April 8, 1999

                        REPORT OF INDEPENDENT AUDITORS

To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined balance sheet of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the Partnership) as of December 31, 1997, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997 and the financial statement schedules listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of 12 substantially wholly-owned Operating Partnerships, which statements reflect total assets of $26,689,518 at December 31, 1997, and total revenues of $5,623,499 and $5,752,895 for the two years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships at December 31, 1997, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects the information set for therein.



                                             ERNST & YOUNG LLP


Columbus, Ohio
March 19, 1998

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
              COMBINED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
                                (In Thousands)

ASSETS                                                                         December 31
---------------------------------------------------     -------------------------------------------------------
                                                               1998                                    1997
                                                                                                    Restated
                                                        ---------------                         ---------------
Current assets:
     Cash and cash equivalents  (Note 1)                $           982                         $           968
     Tenants' security deposits                                     412                                     429
     Mortgage escrow deposits                                       616                                     648
     Prepaid expenses and other assets                              823                                     923
                                                        ---------------                         ---------------

          Total current assets                                    2,833                                   2,968
                                                        ---------------                         ---------------

Restricted cash                                                   5,829                                   5,388
                                                        ---------------                         ---------------

Rental property (Notes 1, 3 and 5):
     Buildings and improvements                                  71,420                                  75,871
     Furniture and equipment                                      2,449                                   2,521
                                                        ---------------                         ---------------
                                                                 73,869                                  78,392
       Less accumulated depreciation                            (24,327)                                (23,030)
                                                        ---------------                         ---------------
                                                                 49,542                                  55,362
     Land                                                         3,305                                   3,719
                                                        ---------------                         ---------------
                                                                 52,847                                  59,081
                                                        ---------------                         ---------------

          Total assets                                  $        61,509                         $        67,437
                                                        ===============                         ===============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' DEFICIT                                              December 31
---------------------------------------------------     -------------------------------------------------------
                                                               1998                                    1997
                                                                                                    Restated
                                                        ---------------                         ---------------
Current liabilities:
     Accounts payable and accrued expenses              $         2,122                         $         1,970
     Rents received in advance                                       43                                      35
     Deposits held                                                  445                                     438
     Accrued interest, mortgage notes payable                       262                                     201
     Current maturities of term debt (Note 3)                     1,000                                   1,008
                                                        ---------------                         ---------------

          Total current liabilities                               3,872                                   3,652
                                                        ---------------                         ---------------

Term debt, less current maturities (Note 3):
     Mortgage notes payable                                      40,510                                  40,938
     Promissory notes, including accrued
       interest payable of $11,236 and
       $9,559 in 1998 and 1997, respectively                     28,531                                  27,200
                                                        ---------------                         ---------------

                                                                 69,041                                  68,138
                                                        ---------------                         ---------------

Partners' deficit:
     General Partners:
       NHT, Inc.                                                    (17)                                     (9)
       Other operating General Partners                             (75)                                      9

     Limited partners:
       Issued and outstanding  1,014,668
         investment units                                       (11,312)                                 (4,353)
                                                        ---------------                         ---------------
                                                                (11,404)                                 (4,353)
                                                        ---------------                         ---------------

          Total liabilities and partners' deficit       $        61,509                         $        67,437
                                                        ===============                         ===============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (In Thousands, except per Unit Amounts)

                                                                                YEARS ENDED DECEMBER 31
                                                                -----------------------------------------------------
                                                                       1998                1997              1996
                                                                ---------------      -------------     --------------
Revenues (Notes 4 and 5):
     Rental revenues                                             $       11,919      $      12,540     $       12,429
     Other income                                                           255                360                270
                                                                 --------------      -------------     --------------

          Total revenues                                                 12,174             12,900             12,699
                                                                 --------------      -------------     --------------

Expenses:
     Administration                                                       1,771              1,776              1,672
     Operating and maintenance                                            2,861              3,149              3,042
     Management fees, including $843, $814 and $756 to
          affiliates (Note 2)                                             1,041              1,060                996
     Partnership asset management fees, affiliates (Note 2)                 318                318                315
     Utilities                                                            1,362              1,754              1,779
     Taxes and insurance                                                  1,723              1,864              1,866
     Depreciation and amortization                                        2,993              2,967              2,995
     Impairment loss (Note 1)                                             4,100                  -              2,300
                                                                 --------------      -------------     --------------

          Total expenses                                                 16,169             12,888             14,965
                                                                 --------------      -------------     --------------

          Income (loss) from rental operations                           (3,995)                12             (2,266)
                                                                 --------------      -------------     --------------

Other revenues and (expenses):
     Interest income                                                        273                270                252
     Interest expense                                                    (3,514)            (3,434)            (3,490)
                                                                 --------------      -------------     --------------

        Loss before extraordinary gain                                   (7,236)            (3,152)            (5,504)
        Extraordinary gain (Note 5)                                         200              2,196                  -
                                                                 --------------      -------------     --------------

        Net loss                                                 $       (7,036)     $        (956)    $       (5,504)
                                                                 ==============      =============     ==============


Loss per limited partnership unit before extraordinary gain      $        (7.13)     $       (3.10)    $        (5.42)

Extraordinary gain per limited partnership unit                             .20               2.16                  -
                                                                 --------------      -------------     --------------

Net loss per limited partnership unit                            $        (6.93)     $        (.94)    $        (5.42)
                                                                 ==============      =============     ==============

                    The accompanying notes are an integral
                   part of the combined financial statements

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (In Thousands)

                                   GENERAL
                              PARTNERS' INTEREST                     LIMITED PARTNERS' INTEREST                TOTAL
                           ------------------------------  ---------------------------------------------    -----------
                                            Other General   Investment        Operating                       Partners'
                                NHT, Inc.     Partners      Partnership      Partnerships       Total          Deficit
                              ----------    -------------   -------------    --------------    ---------    -----------
Balances as of January 1,
 1996 as reported             $       (2)  $          54    $         824   $           921   $    1,745   $      1,797
Prior period adjustment                                4                3               289          292            296
                              ----------     -----------    -------------    --------------    ---------    -----------

Balances as of January 1,
 1996 as restated                     (2)             58              827             1,210        2,037          2,093
Allocation of net loss                (5)            (55)             (60)           (5,384)      (5,444)        (5,504)
General Partner
 contributions                                        16                                                             16
General Partner
 distributions                        (1)             (1)                                                            (2)
                              ----------     -----------    -------------    --------------    ---------    -----------

Balances as of December
 31, 1996                             (8)             18              767            (4,174)      (3,407)        (3,397)
Allocation of net loss                (1)             (9)             (10)             (936)        (946)          (956)
                              ----------     -----------    -------------    --------------    ---------    -----------

Balances as of December
 31, 1997                             (9)              9              757            (5,110)      (4,353)        (4,353)
General Partner
 distributions                        (1)            (14)                                                           (15)
Allocation of net loss                (7)            (70)             (77)           (6,882)      (6,959)        (7,036)
                              ----------     -----------    -------------    --------------    ---------    -----------
Balances as of December
 31, 1998                     $      (17)  $         (75)   $         680   $       (11,992)  $  (11,312)  $    (11,404)
                              ==========     ===========    =============    ==============    =========    ===========

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (In Thousands)

                                                                    1998        1997        1996
                                                                 --------    --------    --------
Cash flows from operating activities:
     Net loss                                                    $ (7,036)   $   (956)   $ (5,504)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization                             2,993       2,967       2,995
          Impairment loss                                           4,100           -       2,300
          Extraordinary gain                                         (200)     (2,196)          -
          Bankruptcy related reserves                                 200        (216)          -
          Accrued interest on promissory notes                      1,677       1,555       1,379
     Changes in operating assets and liabilities:
          (Increase) decrease in deposits, prepaids and other
           assets                                                     124         (76)        (16)
          Increase in accounts payable and  accrued expenses          152         114         285
          Increase (decrease) in other current liabilities             76         (78)        208
                                                                 --------    --------    --------
     Net cash provided by operating activities                      2,086       1,114       1,647
                                                                 --------    --------    --------

Investing activities:
     Additions to buildings, furniture and equipment                 (834)     (1,079)     (1,217)
     Withdrawals to restricted cash, net                             (441)       (242)       (180)
                                                                 --------    --------    --------
     Net cash used for investing activities                        (1,275)     (1,321)     (1,397)
                                                                 --------    --------    --------

Financing Activities:
     General Partners cash (distributions) contributions, net         (15)          -          14
     Additions to term debt                                           241         779         676
     Payments of term debt                                         (1,023)       (917)       (757)
                                                                 --------    --------    --------
     Net cash used for financing activities                          (797)       (138)        (67)
                                                                 --------    --------    --------

       Increase (decrease) in cash and cash equivalents                14        (345)        183
       Cash and cash equivalents, beginning of year                   968       1,313       1,130
                                                                 --------    --------    --------
       Cash and cash equivalents, end of year                    $    982    $    968    $  1,313
                                                                 ========    ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                      $  2,265    $  1,750    $  1,890
                                                                 ========    ========    ========

Supplemental schedule of non-cash investing and
     financing activities:
      Assets transferred to lender in satisfaction of
      indebtedness:
          Liabilities cancelled                                  $      -    $  3,476    $      -
          Carrying amount of assets transferred                         -       1,280           -
                                                                 --------    -------     --------
                                                                 $      -    $  2,196    $      -
                                                                 ========    ========    ========


                    The accompanying notes are an integral
                   part of the combined financial statements

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                    NOTES TO COMBINED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   Summary of the Organization and Its Significant Accounting Policies:
     --------------------------------------------------------------------

     National Housing Trust Limited Partnership, a Delaware limited partnership (the "Investment Partnership" or the "Partnership") was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships ("Operating Partnerships"). NHT, Inc. (The "General Partner" or "NHT") serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

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

     The Operating Partnerships acquire, maintain and operate low-income housing developments that are eligible for and have been allocated the low-income housing tax credit established by the Tax Reform Act of 1986. Each housing project is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Development Authority (RD), or various state/local housing finance agencies. Under the terms of the regulatory agreements executed in connection with obtaining the mortgage loans, the Operating Partnerships are regulated as to rental charges, operating methods and cash distributions to partners.

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

     On October 7, 1988, the Investment Partnership completed a public offering of 1,014,668 units of limited partnership interests at $20.00 per unit, from which the Investment Partnership received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for fees and costs related to the offering and paying the Trust $965,000 for organizational and offering expenses, the net proceeds of the offering were $17,249,000.

     After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 1998, 1997 or 1996. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders. These Operating Partnership are expected to be dissolved once all legal suits are resolved (see Note 5.)

     Annual distributions, if any, from the Operating Partnerships are limited under the terms of various agreements with governmental agencies. Any cash available for distribution from the Operating Partnerships will be distributed 98.9% to the Investment Partnership and 1.1% to the General Partners. Any Investment Partnership net income (loss), or cash available for distribution will be distributed 98.9% to unit holders and 1.1% to NHT, Inc. Cash distributions to Partners, if any, shall be made at such time or times as the General Partner may determine. Net loss per limited partnership unit is based on the average number of limited partnership units outstanding during the period of operating activity.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Cash Equivalents:
     -----------------

     For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when purchased.

     Restricted Cash:
     ----------------

     Restricted Cash consisted of Operating Partnerships' property reserves of $5,408,000 and $5,071,000 in 1998 and 1997, respectively and Investment Partnership reserves of $421,000 and $317,000 in 1998 and 1997, respectively.

     Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual Property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures which may be needed for the designated property. At December 31, 1998 and 1997, these assets were maintained in demand deposit accounts with various financial institutions.

     Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships' property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 1998 and 1997 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposit and money market accounts.

     The carrying amount of reserves approximated market value at December 31, 1998 and 1997.

     Reclassifications:
     ------------------
     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

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

     Income Taxes:
     -------------

     The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership's taxable loss. During 1998, 1997, and 1996, the following items related to low-income housing tax credits were generated by the Investment Partnership:

     (In Thousands)                                    1998                    1997                     1996
                                                       ----                    ----                     ----
     Low-income housing tax credits                    $2,693                  $2,769                   $2,957

     Recapture credits and related interest                 -                  $ (722)                       -

     The Revenue Reconciliation Act of 1990 permitted the Investment Partnership to accelerate low-income housing tax credits to individual taxpayers who held interests on October 26, 1990. Consequently, the Investment Partnership has passed the accelerated credit through to all qualifying partners of record on October 26, 1990. During 1990, the accelerated low-income housing tax credit was $4,104,000. The housing credit for subsequent

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Income Taxes (continued):
     -------------------------
     tax years must be reduced on a pro rata basis by the amount of the increased credit. Non-qualifying Unit holders will receive the original unaccelerated low-income housing tax credit for the remaining qualifying tax years of their investment.

     Use of Estimates:
     -----------------

     The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Specifically, management reviews the carrying value of rental property using estimated future cash flows, including estimates from disposition, whenever an event or change in circumstances might indicate that the asset value may not be recoverable. Because of the inherent uncertainties in estimating future cash flows, it is at least reasonably possible that the estimates used will change within the near term. Actual results could differ from those estimates.

     Fair Value of Financial Instruments:
     ------------------------------------
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments.

     Deposits and Restricted Cash are invested in short-term liquid investments, generally less than one year; accordingly, the fair values of these assets approximate their carrying values.

     The other financial instruments in which the Partnerships have an interest are the various term debt related to the properties owned by the Operating Partnerships. The debt consists of (1) mortgage debt provided by and or insured by agencies such as Rural Development Authority (RD), The Department of Housing and Urban Development (HUD), and various state housing authorities, and (2) promissory notes. The promissory notes, a substantial portion of which are collateralized by second mortgages, generally provide for repayment only from cash flow or refinancing of the related properties. In addition, the debt agreements contain various restrictions including limiting annual distributions to partners and requiring the rental of units to low-income individuals and/or families. Accordingly, management has determined that there is not a meaningful market for debt with the provisions as described above, and given the unique aspects of the debt, believes that determining a reasonable estimate of fair value would not be practicable without incurring excessive costs.

     Impairment of Long-lived Assets:
     --------------------------------

     During 1998, an impairment loss in the amount of $4,100,000 was recorded for an apartment project in Detroit, Michigan. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property, however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,315,000.

     During 1996, an impairment loss in the amount of $2,300,000 was recorded for two apartment projects which were eventually transferred to the mortgage holder during 1997. Indicators present during 1996 included the Operating Partnerships' inability to re-negotiate the terms of the mortgage debt, which was delinquent, the subsequent sale of the mortgages to a third party who demanded immediate payment, and the filing of

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Impairment of Long-lived Assets (continued):
     --------------------------------------------

     bankruptcy protection by the Operating Partnerships. These indicators created uncertainty regarding the extent to which the Operating Partnerships would realize future cash flows from the projects and, accordingly, an impairment loss in the amount of $2,300,000 was recorded.

     New Pronouncements:
     -------------------

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

     SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

     The Investment Partnership has no items of comprehensive income, therefore, the adoption of SFAS No. 130 has no impact on the Investment Partnership's financial position or results of operations. The Investment Partnership is in one business segment and follows the requirements of SFAS No. 131.

     In February 1998, FASB issued SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of these plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Investment Partnership does not directly have any employees and SFAS No. 132 is disclosure related only and therefore will have no impact on the Investment Partnership's financial position or results of operations.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Investment Partnership does not expect the adoption of this statement to have a significant impact on the Investment Partnership's financial position or results of operations.

     In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgagee Banking Enterprise" ("SFAS No. 134"), which amends SFAS No. 65 to require that the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for all fiscal quarters beginning after December 15, 1998. The Investment Partnership does not expect the adoption of this statement to have a significant impact on the Investment Partnership's financial position or results of operations.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     Management Fees, including Affiliates:
     --------------------------------------

     General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $843,000, $814,000 and $756,000 in 1998, 1997 and
     1996, respectively, including $185,000, $178,000 and $176,000 in 1998, 1997 and 1996, respectively to an affiliate of NHT, Inc.

     Partnership Management Fees, Affiliates:
     ----------------------------------------

     The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $46,000, $50,000 and $51,000 in 1998, 1997 and 1996, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $272,000, $268,000 and $264,000 in 1998, 1997 and 1996, respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 1998, 1997 and 1996. The supervisory management fees and program management fees totaled $318,000, $318,000 and $315,000 in 1998, 1997 and 1996, respectively. The fees paid in 1998, 1997 and 1996 were $253,000, $135,000 and $185,000, respectively. The balance accrued for these fees was $443,000, $378,000 and $195,000 as of December 31, 1998, 1997 and 1996, respectively.

     Land Leases:
     ------------

     Two Operating Partnerships have entered into operating land leases of 51 years and 99 years with affiliates of the general partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and account for the prepaid leases using the interest method.


3.   Term Debt:
     ----------

     Concurrent with the Investment Partnership's investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, RD, or various state/local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and or/families. These loans are collateralized by the Operating Partnerships' land, buildings, and rental income. They have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

     Substantially all of the promissory notes are collateralized by second mortgages on the rental properties owned by the Operating Partnerships, and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a Property. Included in promissory notes is a note and related accrued interest in the amount of $2,504,000 and $2,310,000 at December 31, 1998 and 1997, which is due to an affiliate of the General Partner.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Term Debt (continued):
     ----------------------

     Estimated principal requirements on these loans during the next five years and thereafter (in thousands):


               1999                       $ 1,000
               2000                         1,086
               2001                         1,165
               2002                         1,251
               2003                         3,842
               Thereafter                  61,697
                                          -------
                                          $70,041
                                          =======


4.   Uncertainties:
     --------------

     HUD Housing Assistance Payments (HAP) Contracts:
     ------------------------------------------------

     Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts ("HAP Contracts"), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. The Multifamily Assisted Housing Reform and Affordability Act of 1997 has substantially modified key HUD subsidy programs. Under certain circumstances, HUD and its agents may modify or reduce subsidy contracts and may replace project-based subsidies with tenant vouchers. This would allow residents to use the vouchers to pay rent at any project of their choice. At the present time, it is not possible to determine in detail how changes in the subsidy programs will be implemented or the impact of recent changes upon the future operations of the Operating Partnerships and, as a result, the Investment Partnership. The Operating Partnerships received approximately $6,483,000, $6,205,000 and $6,273,000 of rental assistance payments from HUD for the years ended December 31, 1998 and 1997 and 1996, respectively, which represents 53.3%, 48.1% and 49.4% of their total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     There are 19 Properties with HAP contracts, of which fourteen have HAP contracts which expire during 1999, the majority of which are on annual or 6 month renewals. There is one Property whose HAP contract expired in October 1998 and subsequent to December 31, 1998 has obtained a signed renewal contract. Management continues to seek to renew all HAP contracts as they expire.

     Liquidity:
     ----------

     Low-income housing projects, such as those owned by the Operating Partnerships, frequently generate limited cash flow, and, therefore, the potential for cash flow deficits exist. Because of limitations imposed by HUD and other lenders, the various reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Further, the general partners of the Operating Partnerships and of the Investment Partnership have limited resources to fund deficits which may be generated by one or more Operating Partnerships.

     At December 31, 1998, five Operating Partnerships have experienced operating deficits. Three of these have not funded reserves of taxes and insurance or replacement reserve adequately. The other two had additional operating and maintenance expenses in the current year. One of the Operating Partnerships, RP Limited Dividend Housing Association Limited Partnership, which owns a Property in Detroit Michigan, has allowed trade payables to become more delinquent and much larger (see Note 1).

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Promissory Notes:
     -----------------

     As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Fifteen of the loans are due in the years 2004 - 2006 (principal and accrued interest of $27,115,000 at December 31, 1998); the remaining loan is due during the year 2028 (principal and accrued interest of $1,416,000 at December 31, 1998). All of the loans which are due during the years 2004 - 2006 are due prior to the maturity of the first mortgages on the properties, which generally mature during the years 2011 - 2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes comes due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans.


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

     A hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court. It is anticipated that this suit will be resolved sometime in 1999. The appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved, however, in the opinion of management the Operating Partnerships should prevail and, accordingly, the resultant reserve has been reversed and recorded as an extraordinary gain in the financial statements. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to the Unit holders.

     Extraordinary Gain:
     -------------------

     In 1998, an extraordinary gain of $200,000 was recorded as result of the reversal of the reserve established in 1997 as a result of the transfer of the properties. The 1997 extraordinary gain of $2,196,000 was recorded to reflect the transfer of these properties from the Operating Partnerships and consisted of the following:

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Extraordinary Gain (continued):
     -------------------------------

            Liabilities cancelled:
                Mortgage notes payable                $2,742,000
                Accrued interest                         381,000
                Promissory notes                         353,000
                                                      ----------

                                                       3,476,000
                                                      ----------
            Carrying amount of assets:
                Apartment projects transferred         1,037,000*
                Other - net                              243,000
                                                      ----------
                                                       1,280,000
                                                      ----------

     Extraordinary gain resulting from foreclosure    $2,196,000
                                                      ==========

        *The carrying amount approximates estimated fair value at the date of transfer.

     Condensed Financial Information
     -------------------------------

     The Operating Partnerships ceased operations after the foreclosure sales and were liquidated in 1998 with any remaining assets transferred to their partners. A summary of the condensed financial information included in the combined financial statements for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                           YEARS ENDED DECEMBER 31
                                                         ------------------------------------------------------
                                                               1998               1997                 1996
                                                         --------------     ---------------     ---------------
     Total Assets                                        $          -       $          -        $     1,390,000
     Total Liabilities                                   $          -       $          -        $     3,791,000
     Total Revenues                                      $          -       $  1,057,000        $     1,159,000
     Net Income (Loss)                                   $     55,000       $  2,236,000        $    (2,311,000)


6.   Restatement:
     ------------

     Partners' capital at the beginning of 1996 has been restated by three of the Operating Partnerships by a total increase of $296,000 to reflect adjustments relating to an increase in prepaid real estate taxes of $76,000, a decrease in real estate tax payable of $163,000, and a decrease in fee distribution payable of $57,000.

7.   Taxable Loss
     ------------

     The difference between the 1998 financial statement loss and tax return loss consists of an impairment loss of $4,100,000 and tax depreciation in excess of book depreciation of $66,729. These amounts comprise the difference in the building basis for financial statement and tax return reporting purposes.

                                    PART III
                                    --------

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant elected, effective December 11, 1998 to replace Ernst & Young LLP, as its independent auditors for the fiscal year ending December 31, 1998. The Registrant selected Reznick Fedder & Silverman to be its new accountants, also effective December 11, 1998. The change in accountants was approved by the Board of Trustees of the General Partner.

The reason for the change in accountants was that the General Partner subjected the audit of financial statements to a bidding process involving a number of national and regional accounting firms and concluded Reznick Fedder & Silverman was the best overall value. The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse or a disclaimer of opinion and were not qualified or modified as to the uncertainty, audit scope or accounting principles. In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1997 and 1996 and for the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

The Registrant requested Ernst & Young LLP furnish it a letter addressed to the Commission stating whether it agrees with the above statement. A copy of that letter dated December 15, 1998 was filed as an Exhibit to the Form 8-K.



ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name                     Age                          Office                              Term Expires
----                     ---                          ------                              ------------
James A. Bowman           44       President, Chief Executive Officer and Trustee             2000
M. Snow                   46       Vice President, Secretary and Trustee                      2000
Joseph R. Kasberg         46       Assistant Treasurer                                        2000
Susan E. Basting          37       Chief Financial Officer, Treasurer and Trustee             2000

JAMES A. BOWMAN is president and chief executive officer of the National Affordable Housing Trust and NHT, Inc. Previously he served as senior vice president with National City Investments and as Director of Finance for Franklin County (Ohio). Mr. Bowman is a graduate of The Ohio State University with a Bachelor's Degree in Economics and a Master's Degree in Public Administration.

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

SUSAN E. BASTING is Treasurer and Chief Financial Officer of the National Affordable Housing Trust, Inc. and NHT, Inc. Ms. Basting, a certified public accountant and certified management accountant, worked in public accounting and accounting management prior to joining the staff in 1996. Ms. Basting is a graduate of Wright State University with a Bachelor's Degree in Accounting.

ITEM 11   EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 1998, 1997 and 1996:

Fee or                       (In thousands)
Reimbursement Type                Payee                1998           1997        1996
------------------                -----                ----           ----        ----
Property management fees  General Partners of
                          Operating Partnerships    $   843       $    814     $   756

Partnership management    NHT, Inc.
fees                                                $   318       $    318     $   315

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

                                    PART IV
                                    -------


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

        1.  Financial Statements
            --------------------

            The combined financial statements, related notes, and accountant's report listed below are included herein:
                                                                    Page
                 Report of Independent Auditors - Reznick
                 Fedder & Silverman                                  15

                 Report of Independent Auditors - Ernst &
                 Young LLP                                           16

                 Combined balance sheets as of December 31,
                 1998 and 1997                                       17

                 Combined statements of operations for the
                 years ended December 31, 1998, 1997  and
                 1996                                                19

                 Combined statements of partners' deficit
                 for the years ended December 31, 1998,
                 1997 and 1996                                       20

                 Combined statements of cash flows for the
                 years ended December 31, 1998, 1997 and 1996        21

                 Notes to combined financial statements              22

        2.       Financial Statement Schedules
                 Schedule I                                          37
                 Schedule III                                        39

        All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:
Form 8-K dated December 11, 1998 was filed to report changes in registrant's Certifying Accountant during the last quarter of the latest fiscal year.

3.    Exhibits
      --------

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

      *** 10.13(b)      Operating Partnership Agreement for Trinidad Apartments
                        and Springchase Apartments.

      *** 10.12(c)      Purchase and Sale Agreement with amendments, by and
                        among Melrose Village.

      *** 10.13(c)      Operating Partnership Agreement for Melrose Village,
                        Limited Partnership, dated December 1, 1989.

      *** 10.12(d)      Purchase and Sale Agreement with amendments, by and
                        among Aspen Apartments.

      *** 0.13(d)       Operating Partnership Agreement for Aspen NHT Apartments
                        Limited Partnership, dated December 28, 1989.

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

          Exhibit 27    Financial Data Schedule

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
                              LIMITED PARTNERSHIP

Condensed Balance Sheets                                                    December 31,
                                                                            ------------
                                                                           1998        1997
                                                                           ----        ----
Assets                                                                     (In Thousands)
Current assets:
 Cash                                                                   $    421    $   317
 Accounts receivable, Operating Partnerships,
    net of allowance of $198 and $121 in 1998 and 1997                       285        319
                                                                        --------    -------
    Total current assets                                                     706        636

Notes receivable, Operating Partnership,
    net of allowance of $283 in 1998 and 1997                                  -          -
                                                                        --------    -------

                                                                        $    706    $   636
                                                                        ========    =======
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable, primarily general partner                            $    457    $   382

Deficit in Operating Partnerships                                         11,649      4,617

Partners'  Deficit                                                       (11,400)    (4,363)
                                                                        --------    -------

                                                                        $    706    $   636
                                                                        ========    =======


Condensed Statements of Operations                                    Years Ended December 31
                                                                      -----------------------
                                                                    1998        1997           1996
                                                                    ----        ----           ----
Revenues:                                                                 (In Thousands)
 Program management fees from Operating
   Partnerships                                                 $   143       $   157       $   157
 Interest                                                            21            18            15
                                                                -------       -------       -------
                                                                    164           175           172
                                                                -------       -------       -------
Expenses:
 Program management fees, general partner                           319           318           315
 Administrative                                                      21           635            58
                                                                -------       -------       -------
                                                                    340           953           373
                                                                -------       -------       -------
Loss before equity in loss of Operating Partnerships
  and extraordinary gain                                           (176)         (778)         (201)

Equity in loss of Operating Partnerships                         (6,861)       (2,341)       (5,248)
                                                                -------       -------       -------

Loss from operations before extraordinary gain                   (7,037)       (3,119)       (5,449)

Extraordinary gain                                                    -         2,172             -
                                                                -------       -------       -------

Net loss                                                        $(7,037)      $   947)      $(5,449)
                                                                =======       ========      =======

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE I
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                        LIMITED PARTNERSHIP (CONTINUED)


Condensed Statements of Cash Flows                     Years Ended December 31
                                                       ------------------------
                                                        1998     1997     1996
                                                        ----     ----     ----
                                                           (In Thousands)
Cash used in operating activities                       $  67   $( 84)   $ (92)

Financing activities, distributions from Operating
   Partnerships, net                                      171     122      118
                                                        -----   -----    -----

Increase (decrease) in cash                             $ 104   $  38    $  26
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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 1998

                                   ( 1 OF 4)
                                (In Thousands)

                                                                                                           COST
                                                                                                       CAPITALIZED
                                                                            INITIAL COST TO           SUBSEQUENT TO
                                                                               PARTNERSHIP             ACQUISITION
                                                                      ------------------------------------------------------------
  PARTNERSHIP                                                                         BUILDINGS &
     NAME               DESCRIPTION                    ENCUMBRANCES        LAND      IMPROVEMENTS       IMPROVEMENTS      LAND
----------------------------------------------------------------------------------------------------------------------------------
Stygler Village      Low income housing project             $5,581                       $4,717            $140
                     Located in Gahanna, Ohio

St. Martins          Low-income housing project              1,417                        2,094              96
                     Located in Seattle, Washington

Willow Creek         Low-income housing project              1,032         $123           1,373             107           $123
                     Located in Bartlesville, OK

Willow Gardens       Low-income housing project              1,273           94           1,630              84             94
                     Located in Bartlesville, OK

Willow Park          Low-income housing project              1,149          157           1,513             120            157
                     Located in Bartlesville, OK

Willow Rock          Low-income housing project              1,236          148           1,508             168            148
                     Located in Bartlesville, OK

Wildwood I           Low-income housing project              1,079          123           1,783              78            123
                     Located in Columbus, OH

Wildwood II          Low-income housing project                878          117           1,526               1            117
                     Located in Columbus, OH

Wildwood III         Low-income housing project              1,008          178           1,725              59            178
                     Located in Columbus, OH



                                                        GROSS                                                        LIFE ON WHICH
                                                  AMOUNTS AT WHICH CARRIED                                          DEPRICIATION IN
                                                   AT CLOSE OF PERIOD                                                 ACQUISITION
  PARTNERSHIP                                   -------------------------
                                                       BUILDINGS &                      ACCUMULATED        DATE       STATEMENTS
     NAME               DESCRIPTION                    IMPROVEMENTS        TOTAL       DEPRECIATION       AUIRED     IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------------
Stygler Village      Low income housing project         $ 4,857              $4,857           1,776       10/07/88   27 1/2 years
                     Located in Gahanna, Ohio

St. Martins          Low-income housing project           2,190               2,190             805       1/31/89    27 1/2 years
                     Located in Seattle, Washington

Willow Creek         Low-income housing project           1,480               1,603             529       3/02/89    27 1/2 years
                     Located in Bartlesville, OK

Willow Gardens       Low-income housing project           1,714               1,808             611       3/02/89    27 1/2 years
                     Located in Bartlesville, OK

Willow Park          Low-income housing project           1,633               1,790             582       3/02/89    27 1/2 years
                     Located in Bartlesville, OK

Willow Rock          Low-income housing project           1,676               1,824             592       3/02/89    27 1/2 years
                     Located in Bartlesville, OK

Wildwood I           Low-income housing project           1,861               1,984             605      12/01/89    27 1/2 years
                     Located in Columbus, OH

Wildwood II          Low-income housing project           1,527               1,644             494      12/01/89    27 1/2 years
                     Located in Columbus, OH

Wildwood III         Low-income housing project           1,784               1,796             564      12/01/89    27 1/2 years
                     Located in Columbus, OH

                                   CONTINUED

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 1998

                                   ( 2 OF 4)
                                (In Thousands)

                                                                                                               COST
                                                                                                           CAPITALIZED
                                                                                  INITIAL COST TO         SUBSEQUENT TO
                                                                                    PARTNERSHIP            ACQUISITION
                                                                                --------------------------------------------------
 PARTNERSHIP                                                                                BUILDING &
    NAME                        DESCRIPTION                      ENCUMBRANCES       LAND   IMPROVEMENTS    IMPROVEMENTS     LAND
----------------------------------------------------------------------------------------------------------------------------------
Melrose Village              Low income housing project                576            89         983                         89
                             Located in Findlay, OH

Summit Square                Low-income housing project              1,687           105       3,327              7         105
                             Located in Dayton, OH

Washington Court House       Low-income housing project                526            81         932              9          81
                             Located in Washington CH, OH

Griggs Village               Low-income housing project                285            36         610             25          36
                             Located in Columbus, OH

Hebron Village               Low-income housing project                345            45         603                         45
                             Located in Hebron, OH

Aspen I                      Low-income housing project                932            70         997             29          70
                             Located in Gaylord, MI

Birch Lake                   Low-income housing project                793            56         805             58          56
                             Located in Ludington, MI

Century Place                Low-income housing project              2,309           138       1,990            561         138
                             Located in Greenville, MI

Glendale                     Low-income housing project                387            27         414              3          27
                             Located in Scottville, MI

Lakeside                     Low-income housing project              1,247            76       1,023            239          76
                             Located in Cadillac, MI


                                                          GROSS                                                      LIFE ON WHICH
                                                   AMOUNT AT WHICH CARRIED                                          DEPRECIATION IN
                                                   AT CLOSE OF PERIOD                                                LATEST INCOME
                                            ----------------------------------------
 PARTNERSHIP                                         BUILDINGS &                ACCUMULATED        DATE              STATEMENTS IS
    NAME                                             LAND            TOTAL      DEPRECIATION      ACQUIRED              COMPUTED
                            DESCRIPTION              IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------------
Melrose Village           Low income housing project         983         1,072              325         12/01/89     27 1/2 years
                          Located in Findlay, OH

Summit Square             Low-income housing project       3,334         3,439            1,103         12/01/89     27 1/2 years
                          Located in Dayton, OH

Washington Court House    Low-income housing project         941         1,022              305         12/01/89     27 1/2 years
                          Located in Washington CH, OH

Griggs Village            Low-income housing project         635           671              199         12/01/89     27 1/2 years
                          Located in Columbus, OH

Hebron Village            Low-income housing project         603           648              199         12/01/89     27 1/2 years
                          Located in Hebron, OH

Aspen I                   Low-income housing project       1,026         1,096              336         12/28/89     27 1/2 years
                          Located in Gaylord, MI

Birch Lake                Low-income housing project         863           919              278         12/28/89     27 1/2 years
                          Located in Ludington, MI

Century Place             Low-income housing project       2,551         2,689              716         12/28/89     27 1/2 years
                          Located in Greenville, MI

Glendale                  Low-income housing project         417           444              139         12/28/89     27 1/2 years
                          Located in Scottville, MI

Lakeside                  Low-income housing project       1,262         1,338              386         12/28/89     27 1/2 years
                          Located in Cadillac, MI

                                   CONTINUED

                   NATIONAL HOUSINGTRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE ANDACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1998

                                   (3 OF 4)
                                (In Thousands)

                                                                                                             COST
                                                                                                         CAPITALIZED
                                                                               INITIAL COST TO          SUBSEQUENT TO
                                                                                 PARTNERSHIP             ACQUISITION
                                                                      ------------------------------------------------------------
 PARTNERSHIP                                                                         BUILDING &
    NAME                           DESCRIPTION            ENCUMBRANCES      LAND    IMPROVEMENTS        IMPROVEMENTS    LAND
----------------------------------------------------------------------------------------------------------------------------------
Park Terrace              Low income housing project            920           73        1,065                19           73
                          Located in Williamston, MI

Traverse Woods            Low-income housing project            931           71        1,054                51           71
                          Located in Petoskey, MI

Traverse Woods II         Low-income housing project          1,556          117        1,733               701          117
                          Located in Petoskey, MI

Bingham Terrace           Low-income housing project          1,303           16        1,092               381           20
                          Located in Cadiz, OH

Coal Township             Low-income housing project          4,577          150        4,511               700          150
                          Located in Coal Township, PA

Hazelwood                 Low-income housing project          4,943          200        4,379               395          200
                          Located in Luzerne County, PA

Mahanoy                   Low-income housing project          5,519          125        5,915               880          125
                          Located in Mahanoy City, PA

Research Park             Low-income housing project         11,359          850        9,678            (4,131)         436
                          Located in Detroit, MI

Young Manor               Low-income housing project          6,849          400        6,512               268          400
                          Located in Detroit, MI

West Allegheny            Low-income housing project          3,023           50          836             4,044           50
                          Located in Philadelphia, PA
                                                        -------------------------------------------------------------------------

                                                 TOTALS
                                                            $64,720       $3,715      $66,328           $ 5,092       $3,305
                                                        =========================================================================


                                                               GROSS                                                LIFE ON WHICH
                                                        AMOUNT AT WHICH CARRIED                                    DEPRECIATION IN
                                                         AT CLOSE OF PERIOD                                         LATEST INCOME
                                                       --------------------------
 PARTNERSHIP                                            BUILDINGS &               ACCUMULATED          DATE         STATEMENT IS
    NAME                       DESCRIPTION              IMPROVEMENTS     TOTAL    DEPRECIATION       ACQUIRED         COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------
Park Terrace          Low income housing project            1,084       1,157          360           12/28/89         27 1/2 years
                      Located in Williamston, MI

Traverse Woods        Low-income housing project            1,105       1,176          366           12/28/89         27 1/2 years
                      Located in Petoskey, MI

Traverse Woods II     Low-income housing project            2,434       2,551          688           12/28/89         27 1/2 years
                      Located in Petoskey, MI

Bingham Terrace       Low-income housing project            1,473       1,493          313           12/29/89             40 years
                      Located in Cadiz, OH

Coal Township         Low-income housing project            5,211       5,361        1,625           12/29/89         27 1/2 years
                      Located in Coal Township, PA

Hazelwood             Low-income housing project            4,774       4,974        1,486           12/29/89         27 1/2 years
                      Located in Luzerne County, PA

Mahanoy               Low-income housing project            6,795       6,920        2,138           12/29/89         27 1/2 years
                      Located in Mahanoy City, PA

Research Park         Low-income housing project            5,547       5,983        1,724           12/31/89         27 1/2 years
                      Located in Detroit, MI

Young Manor           Low-income housing project            6,780       7,180        2,211           12/31/89         27 1/2 years
                      Located in Detroit, MI

West Allegheny        Low-income housing project            4,880       4,930          966            3/27/90             40 Years
                      Located in Philadelphia, PA
                                                      -----------------------------------------------------------------------------

                                                          $71,420    $ 74,725      $22,421
                                                      ====================================

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 1998

                                   (4 OF 4)
                                (In Thousands)

                                                                                December 31
                                                         ---------------------------------------------------------
Real Estate:                                                1998                    1997                   1996
------------------------------------                     ---------              ----------            ------------
Balance at beginning of period:                           $ 79,681               $  79,868               $  81,868

     Additions during period:
       Improvements                                            522                     898                   1,120

     Deductions during period **:                           (5,478)                 (1,085)                 (3,120)
                                                         ---------              ----------              ----------

Balance at end of period *:                               $ 74,725               $  79,681               $  79,868
                                                         =========              ==========              ==========

Accumulated Depreciation:
------------------------------------

Balance at beginning of period:***                        $ 21,247               $  18,572               $  16,744

     Additions during period:
       Depreciation expense***                               2,812                   2,700                   2,648

     Deductions during period:                              (1,638)                    (25)                   (820)
                                                         ---------              ----------              ----------

Balance at end of period:***                              $ 22,421               $  21,247               $  18,572
                                                         =========              ==========              ==========


* Aggregate costs for federal income tax purposes were $74,725,000, $79,681,000 and $79,868,000 at December 31, 1998, 1997, and 1996 respectively.

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


                                      National Housing Trust Limited Partnership
                                      By: NHT, Inc. General Partner

Date: April 12, 1999                  /s/James A. Bowman
      --------------                  ------------------------------------------
                                      James A. Bowman, President
                                      and Chief Executive Officer, NHT, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                    * * * * *

Date: April 12, 1999                  By /s/James A. Bowman
      --------------                  ------------------------------------------
                                      James A. Bowman, Trustee
                                      President and CEO, NHT, Inc.

                                                                    * * * * *

Date: April 12, 1999                  By /s/Robert M. Snow
      --------------                  ------------------------------------------
                                      Robert M. Snow, Trustee,
                                      Vice President and Secretary, NHT, Inc.

                                                                    * * * * *

Date: April 12, 1999                  By /s/Susan E. Basting
      --------------                  ------------------------------------------
                                      Susan E. Basting, Trustee
                                      Chief Financial Officer and Treasurer,
                                      NHT, Inc.