Form 10-Q
period 1999-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1999-05-12
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                     for the quarter ended March 31, 1999


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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                           March 31, 1999 FORM 10-Q

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

     Combined Statements of Cash Flows........................................6

     Notes to Combined Financial Statements...................................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.......................................................8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........13

PART II   OTHER INFORMATION
---------------------------

     Other Information........................................................15

     Signatures...............................................................16

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                                (In Thousands)





                                                March 31          December 31
ASSETS                                            1999               1998
------------------------------------        ---------------     --------------

Current Assets:
   Cash and cash equivalents                $           687     $          982
   Tenants' security deposits                           459                412
   Mortgage escrow deposits                             769                616
   Prepaid expenses and other assets                    806                823
                                            ---------------     --------------
      Total current assets                            2,721              2,833
                                            ---------------     --------------


Restricted Cash:                                      6,165              5,829
                                            ---------------     --------------

Rental property:
   Buildings and improvements                        71,756             71,420
   Furniture and equipment                            2,454              2,449
                                            ---------------     --------------
                                                     74,210             73,869
    Less accumulated depreciation                   (25,014)           (24,327)
                                            ---------------     --------------
                                                     49,196             49,542
   Land                                               3,305              3,305
                                            ---------------     --------------
                                                     52,501             52,847
                                            ---------------     --------------

      Total assets                          $        61,387     $       61,509
                                            ===============     ==============




                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)




LIABILITIES AND PARTNERS' CAPITAL              March 31,        December 31,
                                                 1999               1998
----------------------------------------    ---------------   ---------------
                                              (Unaudited)

Current liabilities:
   Accounts payable and accrued expenses    $         2,691   $         2,122
   Rents received in advance                             60                43
   Deposits held                                        459               445
   Accrued interest on mortgage notes                   148               262
    payable
   Current maturities of term debt                    1,000             1,000
                                            ---------------   ---------------

        Total current liabilities                     4,358             3,872
                                            ---------------   ---------------

Term debt, less current maturities:
   Mortgage notes payable                            40,272            40,510
   Promissory notes, including accrued
      interest payable                               29,012            28,531
                                            ---------------   ---------------
                                                     69,284            69,041
                                            ---------------   ---------------


Partners' capital:
   General Partners:
     NHT, Inc.                                          (18)              (17)
     Other Operating General Partners                   (83)              (75)

   Limited partners:
     Issued and outstanding  1,014,668
        investment units                            (12,154)          (11,312)
                                            ---------------   ---------------

                                                    (12,255)          (11,404)
                                            ---------------   ---------------

        Total liabilities and partners'     $        61,387   $        61,509
         capital
                                            ===============   ===============




                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (In Thousands, except per Unit Amounts)



                                                        1999            1998
                                                     -----------    -----------
Revenues:

  Rental revenues                                    $     2,911    $     2,933
  Other income                                               108             57
                                                     -----------    -----------

     Total revenues                                        3,019          2,990
                                                     -----------    -----------

Expenses:
  Administration                                             435            445
  Operating and maintenance                                  663            588
  Management fees                                            322            352
  Partnership asset management fees                           80             81
  Utilities                                                  383            404
  Taxes and insurance                                        475            430
  Depreciation and amortization                              695            736
                                                     -----------    -----------

     Total expenses                                        3,053          3,036
                                                     -----------    -----------

     Income (loss) from rental operations                    (34)           (46)
                                                     -----------    -----------

Other revenues and (expenses):
  Interest income                                             48             49
  Interest expense                                          (865)          (841)
                                                     -----------    -----------

      Net loss before extraordinary gain                    (851)          (838)
      Extraordinary gain (Note B)                              -            214
                                                     -----------    -----------

       Net loss                                      $      (851)   $      (624)
                                                     ===========    ===========


Net loss per limited partnership unit before         $     (0.84)         (0.82)
  extraordinary gain

Extraordinary gain per limited partnership unit                -           0.21
                                                     -----------    -----------

Net loss per limited partnership unit                $     (0.84)   $     (0.61)
                                                     ===========    ===========




                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (In Thousands)



                                                       1999           1998
                                                    -----------    -----------
Cash flows from operating activities:
  Net loss                                          $      (851)   $      (624)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation and amortization                        695            736
       Accrued interest on promissory notes                 431            412
       Extraordinary gain                                     -           (200)
       Bankruptcy related reserves                            -            200
  Changes in operating assets and liabilities:
       Increase in deposits, prepaids and other            (191)           (92)
        assets
       Increase (decrease) in accounts payable
           and accrued expenses                             569            (15)
       Decrease in other current liabilities                (83)            (9)
                                                    -----------    -----------
Cash provided by operations                                 570            408
                                                    -----------    -----------

Investing activities:
  Additions to buildings, furniture and
     equipment, net                                        (341)          (144)
  Deposits to restricted cash, net                         (366)          (199)
                                                    -----------    -----------
     Cash used for investing activities                    (677)          (343)
                                                    -----------    -----------

Financing Activities:
  General partners cash distributions                         -            (12)
  Additions to term debt                                     50             56
  Payments of term debt                                    (238)          (264)
                                                    -----------    -----------
    Net  cash used for financing activities                (188)          (220)
                                                    -----------    -----------

Decrease in cash and cash equivalents                      (295)          (155)

Cash and cash equivalents beginning of  year                982            968
                                                    -----------    -----------

Cash and cash equivalents end of period             $       687    $       813
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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 1998 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.


NOTE B--BANKRUPTCY  OPERATING PARTNERSHIPS

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

The hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank has filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court. It is anticipated that this suit will be resolved sometime in 1999. With respect to the Trinidad Operating Partnership, the bankruptcy court dismissed the bank's appeal. There can be no assurance as to how these matters will be resolved, however, in the opinion of management the Operating Partnerships should prevail and, accordingly, the resultant reserve has been reversed and recorded as an extraordinary gain in the financial statements. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to the Unit holders.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments (the "Properties") eligible for the low-income housing tax credit ("LIHTC"). One of the Properties was also eligible for the historic rehabilitation tax credit.
The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships (see Properties below) are expected to be dissolved in 1999.

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

The Investment Partnership recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and has adopted a compliance program. The Investment Partnership has completed the inventory of its information technology and other electronic assets (such as, but not limited to, data network equipment, non-information technology systems, including embedded systems that operate security systems, phone systems, fax systems, energy management systems and other systems) used in the Investment Partnership's business that may be affected by Year 2000 issues and the related assessment of those assets Year 2000 compliance. The Investment Partnership has completed its assessment of its primary information technology infrastructure and has completed the inventory and assessment of 60% of the technology infrastructure of the Operating Partnerships. The Investment Partnership expects to complete the inventory and assessment of the rest of the Operating Partnerships by July 1, 1999.

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

Properties
----------

As of March 31,1999, average occupancy of the Properties was 95%.

Two Fort Worth Texas Properties
-------------------------------

Two properties located in Ft. Worth, Texas had experienced cash flow difficulties and a decline in value (See Note B of the Combined Financial
Statements).   During 1993, the General Partner resolved a dispute with a former
Managing General Partner who had not made mortgage payments on one of the properties and failed to comply with its Operating Deficit Guarantee. Due to the nonpayment of the two properties' mortgages by the former Managing General Partner, the mortgages were assigned to the U.S. Department of Housing and Urban Development (HUD). In September 1995, HUD auctioned off the mortgage loans for these properties. The General Partner bid on the mortgage loans, but a Texas bank was the successful bidder. The General Partner attempted to negotiate with
the bank, seeking a consensual agreement to restructure the debt.   The bank
responded with a notice dated March 12, 1996 accelerating the maturity of the indebtedness under the Notes, demanding payment in full and giving notice that if the indebtedness was not paid in full, the bank would cause the trustee under the deeds of trust securing the Notes to conduct a foreclosure sale on April 2, 1996.

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

Because each investor's tax situation is different, the consequences of the foreclosure was different based upon each investor's previous use of tax credits and passive losses. However, in general, the foreclosure caused a recapture of a portion of the LIHTCs previously received by the investors, the reduction of LIHTCs in future years, an interest charge under the Internal Revenue Code on LIHTCs recaptured, and a tax gain on disposition of the property as a result of the foreclosure. The Schedule K-1 for the year ended December 31, 1997 included a $.48 per Unit recapture of tax credits with a corresponding estimated interest charge of $.23 per unit. The passive gain relating to the disposition of the two Properties as a result of foreclosure was less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. In addition tax credits are reduced in each of 1998, 1999, 2000, and 2001 by the loss of the two Properties' credits. This reduction is estimated to be approximately $.19 per unit. (For an estimate of future credits after this reduction see General above in the MD&A).

A hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted motions to dismiss the bankruptcy. The bank filed an appeal to preserve its rights to file an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court. With respect to the Trinidad Operating Partnership, the Court dismissed the bank's appeal. There can be no assurance as to how these matters will be resolved. These partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders.

A Detroit, Michigan Property
----------------------------

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. In first quarter 1999, the cash flow problems continue. The Managing General Partner is in negotiations with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. At this time, there is no assurance as to how these matters will be resolved.

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

Other Property Issues
---------------------
In first quarter 1999, two other Properties are indicating some slight cash flow difficulties.

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

Results of Operations
---------------------

The March 31, 1999 net loss of $851,000 increased 36.4% from the March 31, 1998 net loss of $624,000. The reasons for the differences are discussed below.

An extraordinary gain of $214,000 was recorded in first quarter 1998 as a result of the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see Note B).

Total revenue increased $29,000 (1.0%) when comparing the three months ended March 31, 1999 and 1998.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 1999 and 1998 were $2,358,000 and $2,300,000, respectively. The
$58,000 (2.5%) increase in expenses between 1999 and 1998 primarily relates to an increase in operating and maintenance expense of $75,000 (12.8%), a decrease in management fees of $30,000 (8.5%), an increase in taxes and insurance expense of $45,000 (10.5%), and a decrease in utility expense of $21,000 (5.2%). The increase in operating and maintenance expenses relates to an increase at many of the properties relating to improvements done in first quarter. The decrease in first quarter management fees relates to less properties taking an incentive management fee this year. The increase in taxes and insurance expense relates to a couple properties increase in employee related tax items and real estate tax and insurance increases. The decrease in utilities relates to a mild winter in areas of several of our properties.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
                                      ------------------------------------------
                                                     (Registrant)



Date   May 10, 1999                   By /s/ James A. Bowman
       -------------                     ---------------------------------------
                                         James A. Bowman
                                         President, NHT, Inc.



Date   May 10, 1999                   By /s/ Susan E. Basting
       -------------                     ---------------------------------------
                                         Susan E. Basting
                                         Treasurer, NHT, Inc.