Form 10-Q
period 1999-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1999-08-13
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       for the quarter ended June 30, 1999


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                             June 30, 1999 FORM 10-Q

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                          PAGE NO.
-----------------------------                                          --------

Item 1.     Unaudited Combined Financial Statements


      Combined Balance Sheets.............................................3

      Combined Statements of Operations ..................................5

      Combined Statements of Cash Flows...................................7

      Notes to Combined Financial Statements..............................8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.................................................9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..14

PART II   OTHER INFORMATION
---------------------------

      Other Information..................................................16

      Signatures.........................................................17

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                                 (In Thousands)




                                               June 30           December 31
ASSETS                                          1999                1998
----------------------------------------     -------------      -------------

Current Assets:
     Cash and cash equivalents             $          844     $          982
     Tenants' security deposits                       463                412
     Mortgage escrow deposits                         835                616
     Prepaid expenses and other assets                749                823
                                             -------------      -------------
          Total current assets                      2,891              2,833
                                             -------------      -------------


Restricted Cash:                                    5,877              5,829
                                             -------------      -------------

Rental property:
     Buildings and improvements                    72,066             71,420
     Furniture and equipment                        2,473              2,449
                                             -------------      -------------
                                                   74,539             73,869
       Less accumulated depreciation             (25,723)           (24,327)
                                             -------------      -------------
                                                   48,816             49,542
     Land                                           3,305              3,305
                                             -------------      -------------
                                                   52,121             52,847
                                             -------------      -------------

          Total assets                     $       60,889     $       61,509
                                             =============      =============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)


LIABILITIES AND PARTNERS' CAPITAL                      June 30, 1999     December 31, 1998
-------------------------------------------------     ---------------   -------------------
                                                        (Unaudited)

Current liabilities:
     Accounts payable and accrued expenses              $     2,687        $     2,122
     Rents received in advance                                   75                 43
     Deposits held                                              463                445
     Accrued interest on mortgage notes payable                 144                262
     Current maturities of term debt                          1,000              1,000
                                                        -----------        -----------

          Total current liabilities                           4,369              3,872
                                                        -----------        -----------

Term debt, less current maturities:
     Mortgage notes payable                                  40,035             40,510
     Promissory notes, including accrued
        interest payable                                     29,435             28,531
                                                        -----------        -----------
                                                             69,470             69,041
                                                        -----------        -----------


Partners' capital:
     General Partners:
       NHT, Inc.                                                (18)               (17)
       Other Operating General Partners                         (91)               (75)

     Limited partners:
       Issued and outstanding 1,014,668
          investment units                                  (12,841)           (11,312)
                                                        -----------        -----------

                                                            (12,950)           (11,404)
                                                        -----------        -----------

          Total liabilities and partners' capital       $    60,889        $    61,509
                                                        ===========        ===========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                     (In Thousands, except per Unit Amounts)


                                                     1999           1998
                                                   -------        -------
Revenues:
     Rental revenues                               $ 2,903        $ 2,943
     Other income                                       99             60
                                                   -------        -------

        Total revenues                               3,002          3,003
                                                   -------        -------

Expenses:
     Administration                                    367            395
     Operating and maintenance                         633            809
     Management fees                                   260            239
     Partnership asset management fees                  80             81
     Utilities                                         350            320
     Taxes and insurance                               434            447
     Depreciation and amortization                     714            735
                                                   -------        -------

        Total expenses                               2,838          3,026
                                                   -------        -------

        Income (loss) from rental operations           164            (23)
                                                   -------        -------

Other revenues and (expenses):
     Interest income                                    47             48
     Interest expense                                 (848)          (821)
                                                   -------        -------


          Net loss                                 $  (637)       $  (796)
                                                   =======        =======



Net loss per limited partnership unit              $ (0.63)       $ (0.78)
                                                   =======        =======

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (In Thousands, except per Unit Amounts)

                                                                   1999           1998
                                                                 -------        -------
Revenues:
     Rental revenues                                             $ 5,814        $ 5,876
     Other income                                                    206            117
                                                                 -------        -------

        Total revenues                                             6,020          5,993
                                                                 -------        -------

Expenses:
     Administration                                                  801            839
     Operating and maintenance                                     1,296          1,397
     Management fees                                                 583            590
     Partnership asset management fees                               160            162
     Utilities                                                       733            724
     Taxes and insurance                                             908            878
     Depreciation and amortization                                 1,409          1,471
                                                                 -------        -------

        Total expenses                                             5,890          6,061
                                                                 -------        -------

        Income (loss) from rental operations                         130            (68)
                                                                 -------        -------

Other revenues and (expenses):
     Interest income                                                  95             97
     Interest expense                                             (1,714)        (1,663)
                                                                 -------        -------

          Net loss before extraordinary gain                      (1,489)        (1,634)
          Extraordinary gain (Note B)                                 --            214
                                                                 -------        -------

          Net loss                                               $(1,489)       $(1,420)
                                                                 =======        =======


Net loss per limited partnership unit before extraordinary
  gain                                                             (1.47)         (1.61)

Extraordinary gain per limited partnership unit                       --           0.21
                                                                 -------        -------

Net loss per limited partnership unit                            $ (1.47)       $ (1.40)
                                                                 =======        =======

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In Thousands)

                                                           1999           1998
                                                         -------        -------
Cash flows from operating activities:
     Net loss                                            $(1,489)       $(1,420)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                    1,409          1,471
          Accrued interest on promissory notes               848            811
          Extraordinary gain                                  --           (200)
          Bankruptcy related reserves                         --            200
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other
              assets                                        (209)          (312)
          Increase in accounts payable
              and accrued expenses                           565            446
          (Decrease) increase in other current
              liabilities                                    (68)             1
                                                         -------        -------
Cash provided by operations                                1,056            997
                                                         -------        -------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                      (670)          (399)
     Deposits to restricted cash, net                        (48)          (249)
                                                         -------        -------
        Cash used for investing activities                  (718)          (648)
                                                         -------        -------

Financing Activities:
     General partners cash distributions                     (57)           (13)
     Additions to term debt                                   56            120
     Payments of term debt                                  (475)          (506)
                                                         -------        -------
       Net cash used for financing activities               (476)          (399)
                                                         -------        -------

Decrease in cash and cash equivalents                       (138)           (50)

Cash and cash equivalents beginning of  year                 982            968
                                                         -------        -------

Cash and cash equivalents end of period                  $   844        $   918
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

The hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank has filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court and the case was subsequently dismissed. With respect to the Trinidad Operating Partnership, the bankruptcy court dismissed the bank's appeal. While these matters are not completely resolved and there can be no assurance as to how they will be resolved, in the opinion of management the Operating Partnerships should prevail and, accordingly, the resultant reserve was reversed and recorded as an extraordinary gain in the financial statements in 1998. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to the Unit holders.

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

The Investment Partnership recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and has adopted a compliance program. The Investment Partnership has completed the inventory of its information technology and other electronic assets (such as, but not limited to, data network equipment, non-information technology systems, including embedded systems that operate security systems, phone systems, fax systems, energy management systems and other systems) used in the Investment Partnership's business that may be affected by Year 2000 issues and the related assessment of those assets Year 2000 compliance. The Investment Partnership has completed its assessment of its primary information technology infrastructure and has completed the inventory and assessment of 60% of the technology infrastructure of the Operating Partnerships. The Investment Partnership expects to complete the inventory and assessment of the rest of the Operating Partnerships by October 31, 1999.

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

The Investment Partnership believes that its upgrading and systems replacement will be implemented and tested by October 31, 1999. The Investment Partnership believes that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems.

In addition to those systems within the Investment Partnership's control, the Operating Partnerships' control and the control of their vendors and suppliers, there are other systems that could have an impact on the Investment Partnership's and Operating Partnerships' businesses and which may not be Year 2000 compliant by January 1, 2000. Those systems could affect the operations of the multi-family rental real estate industry or the economy as a whole. These systems are outside of the Investment Partnership's control or influence and their compliance may not be verified by the Partnership; however, these systems could adversely affect the Partnership's financial condition or results of operations.

If the Investment Partnership or Operating Partnerships are not successful in implementing their Year 2000 compliance plan, the Investment Partnership may suffer a material adverse impact on its combined results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Investment Partnership expects to develop contingency plans if it determines that the compliance plans will not be implemented by October 31, 1999.

To date, the Investment Partnership estimates the cost not to exceed $50,000 to update its information technology and other electronic assets. Upon receipt of all the Operating Partnerships' surveys, an estimation of the cost to become Year 2000 compliant will be made.


Properties
----------

As of June 30, 1999, average occupancy of the Properties was 95%.

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

A hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted motions to dismiss the bankruptcy. The bank filed an appeal to preserve its rights to file an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court and the case was subsequently dismissed. With respect to the Trinidad Operating Partnership, the Court dismissed the bank's appeal. While these matters are not completely resolved and there can be no assurance as to how they will be resolved, in the opinion of management the Operating Partnerships should prevail. These partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders.

A Detroit, Michigan Property
----------------------------
During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. Through second quarter 1999, the cash flow problems continue. The Managing General Partner is in negotiations with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. In addition, in May, effective June 1, 1999, a new management company was hired for the property. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property
-------------------------------
A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not funded reserves for taxes, insurance and replacement reserves adequately and is deficient in the payment of real estate taxes. The managing general partner has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved.

Four Oklahoma Properties
------------------------
The four Oklahoma Properties potentially could become part of the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Restructuring could significantly reduce the cash flow of the Properties potentially causing the Properties to be unable to cover their expenses, as well as, potentially creating debt forgiveness taxable income.

Other Property Issues
---------------------
Through second quarter 1999, two other Properties are experiencing some slight cash flow difficulties.


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

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of the U.S. Department of Housing and Urban Development. The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, continued for fiscal year 1998 (October 1, 1997 through September 30, 1998) a debt restructuring demonstration first enacted for fiscal year 1997. With certain modifications, the demonstration program became a permanent program in fiscal year 1999, applicable to all projects with rents above those of comparable properties in local markets. Under the program, subsided rent levels generally are reduced to market levels and the debt may be restructured into two mortgages. The first mortgage loan is set at a level supportable by the lower subsidized rents, and the second mortgage loan is payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

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

The Operating Partnerships own sixteen Properties whose Section 8 contracts have expired or will expire in fiscal year 1999 or 2000, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these fifteen Properties will be renewed by HUD at current levels until at least the end of fiscal year 1999, although there can be assurance that HUD will do so. Seven of these properties have rents in excess of 100% of HUD-established fair market rents. The rents at some or all of these Properties may also be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring
Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining projected LIHTCs, approximately 20% is attributable to these Operating Partnerships.

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

At June 30, 1999 restricted cash was $5,877,000. The restricted cash was composed of the Investment Partnership reserve of $515,000 and Operating Partnership reserves of $5,362,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1998 the General Partner voluntarily deferred payment of $443,000 of its Management Fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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


Results of Operations
---------------------

The June 30, 1999 net loss of $1,489,000 increased 4.9% from the June 30, 1998 net loss of $1,420,000. The reasons for the differences are discussed below.

An extraordinary gain of $214,000 was recorded in first quarter 1998 as a result of the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see Note B).

Total revenue increased $27,000 (0.5%) when comparing the six months ended June 30, 1999 and 1998.

Total expenses exclusive of depreciation and interest for the six months ended June 30, 1999 and 1998 were $4,481,000 and $4,590,000, respectively. The
$109,000 (2.4%) decrease in expenses between 1999 and 1998 primarily relates to an decrease in operating and maintenance expense of $101,000 (7.2%), a decrease in administrative costs of $38,000 (4.5%), and an increase in taxes and insurance expense of $30,000 (3.4%). The decrease in operating and maintenance expenses relates to several properties increase capital improvements as compared to maintenance improvements. The decrease in administrative costs relates to less legal and bad debt expense on several of the properties. The increase in taxes and insurance expense relates to a couple properties increase in employee related tax items and real estate tax and insurance increases.

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

Government assistance payments may be reduced in the event that a project rents less than 100% of its units eligible for rental subsidies to qualified low income tenants. HUD generally elects to reduce subsidies only in the event that occupancy levels for qualified tenants drop below 95% for a period of two years. Finally, HUD commitments are subject to the appropriation of federal funds sufficient to meet its obligations in any given year. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction of funds available for the various HUD-administered housing programs and could also result in new limitations on subsidized rent levels. This in turn could adversely impact the net operating income generated by the Properties.

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

Competition
-----------
The financial performance of the Operating Partnerships will be impacted by the competition from comparable properties in their local market areas. The occupancy levels achievable at the Properties and the rental rates at the non-subsidized Properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Operating Partnerships in the future and, in particular, subsequent to the expiration of any existing subsidy agreements.

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

Inflation
---------
The Investment Partnership completed its tenth year of operations in 1998. To date, the effects of inflation and changes in prices on the Investment Partnership's operating results have not been significant. In the future, with regard to the Operating Partnerships, contract rental rates under "Section 8" agreements may be in certain cases increased at the discretion of the Department of Housing and Urban Development to cover increases in operating expenses due to inflation, but there can be no assurance that HUD will do so.

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

                     Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                  National Housing Trust Limited Partnership
                                  ------------------------------------------
                                           (Registrant)



Date   August 11, 1999                   By /s/ James A. Bowman
       ----------------                     ------------------------------------
                                         James A. Bowman
                                         President, NHT, Inc.



Date   August 11, 1999                   By /s/ Susan E. Basting
       ----------------                     ------------------------------------
                                         Susan E. Basting
                                         Treasurer, NHT, Inc.