Form 10-Q
period 1999-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 1999-11-12
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    for the quarter ended September 30, 1999


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          September 30, 1999 FORM 10-Q

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                         PAGE NO.
-----------------------------                                         --------


Item 1.    Unaudited Combined Financial Statements


      Combined Balance Sheets...........................................  3

      Combined Statements of Operations.................................  5

      Combined Statements of Cash Flows.................................  7

      Notes to Combined Financial Statements............................  8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations................................................  9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...  14

PART II  OTHER INFORMATION
--------------------------

      Other Information.................................................  16

      Signatures........................................................  17

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
  COMBINED BALANCE SHEETS SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                                 (In Thousands)


                                           September 30          December 31
ASSETS                                         1999                  1998
---------------------------------------   --------------        -------------

Current Assets:
     Cash and cash equivalents            $          767        $         982
     Tenants' security deposits                      466                  412
     Mortgage escrow deposits                        667                  616
     Prepaid expenses and other assets               941                  823
                                          --------------        -------------
          Total current assets                     2,841                2,833
                                          --------------        -------------


Restricted Cash:                                   5,889                5,829
                                          --------------        -------------

Rental property:
     Buildings and improvements                   72,299               71,420
     Furniture and equipment                       2,459                2,449
                                          --------------        -------------
                                                  74,758               73,869
       Less accumulated depreciation             (26,432)             (24,327)
                                          --------------        -------------
                                                  48,326               49,542
     Land                                          3,305                3,305
                                          --------------        -------------
                                                  51,631               52,847
                                          --------------        -------------

          Total assets                    $       60,361        $      61,509
                                          ==============        =============


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)


LIABILITIES AND PARTNERS' CAPITAL           September 30,       December 31,
                                                1999                1998
------------------------------------------ ---------------     --------------
                                             (Unaudited)

Current liabilities:
     Accounts payable and accrued expenses $         2,572     $        2,122
     Rents received in advance                          67                 43
     Deposits held                                     452                445
     Accrued interest on mortgage notes                135                262
      payable
     Current maturities of term debt                 1,000              1,000
                                           ---------------     --------------

          Total current liabilities                  4,226              3,872
                                           ---------------     --------------

Term debt, less current maturities:
     Mortgage notes payable                         39,792             40,510
     Promissory notes, including accrued
        interest payable                            29,863             28,531
                                           ---------------     --------------
                                                    69,655             69,041
                                           ---------------     --------------


Partners' capital:
     General Partners:
       NHT, Inc.                                       (19)               (17)
       Other Operating General Partners                (96)               (75)

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                         (13,405)           (11,312)
                                           ---------------     --------------

                                                   (13,520)           (11,404)
                                           ---------------     --------------

          Total liabilities and partners'
           capital                         $        60,361     $       61,509
                                           ===============     ==============


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     (In Thousands, except per Unit Amounts)


                                                    1999           1998
                                                  -------        -------
Revenues:
     Rental revenues                              $ 2,919        $ 2,949
     Other income                                     109             63
                                                  -------        -------

        Total revenues                              3,028          3,012
                                                  -------        -------

Expenses:
     Administration                                   465            394
     Operating and maintenance                        592            661
     Management fees                                  243            235
     Partnership asset management fees                 80             81
     Utilities                                        278            280
     Taxes and insurance                              440            423
     Depreciation and amortization                    716            739
                                                  -------        -------

        Total expenses                              2,814          2,813
                                                  -------        -------

        Income (loss) from rental operations          214            199
                                                  -------        -------

Other revenues and (expenses):
     Interest income                                   66             53
     Interest expense                                (850)          (849)
                                                  -------        -------


          Net loss                                $  (570)       $  (597)
                                                  =======        =======



Net loss per limited partnership unit             $ (0.56)       $ (0.59)
                                                  =======        =======


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     (In Thousands, except per Unit Amounts)


                                                      1999            1998
                                                    --------        --------
Revenues:
     Rental revenues                                $  8,734        $  8,825
     Other income                                        315             180
                                                    --------        --------

        Total revenues                                 9,049           9,005
                                                    --------        --------

Expenses:
     Administration                                    1,267           1,234
     Operating and maintenance                         1,888           2,057
     Management fees                                     826             825
     Partnership asset management fees                   239             243
     Utilities                                         1,011           1,005
     Taxes and insurance                               1,349           1,300
     Depreciation and amortization                     2,125           2,211
                                                    --------        --------

        Total expenses                                 8,705           8,875
                                                    --------        --------

        Income (loss) from rental operations             344             130
                                                    --------        --------

Other revenues and (expenses):
     Interest income                                     160             150
     Interest expense                                 (2,563)         (2,513)
                                                    --------        --------

          Net loss before extraordinary gain          (2,059)         (2,233)
          Extraordinary gain (Note B)                      -             216
                                                    --------        --------

          Net loss                                  $ (2,059)       $ (2,017)
                                                    ========        ========


Net loss per limited partnership unit before           (2.03)          (2.20)
 extraordinary gain

Extraordinary gain per limited partnership unit            -            0.21
                                                    --------        --------

Net loss per limited partnership unit               $  (2.03)       $  (1.99)
                                                    ========        ========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)


                                                         1999            1998
                                                      --------        --------
Cash flows from operating activities:
     Net loss                                         $ (2,059)       $ (2,017)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                  2,125           2,211
          Accrued interest on promissory notes           1,276           1,235
          Extraordinary gain                                 -            (216)
          Bankruptcy related reserves                        -             216
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other        (243)           (126)
           assets
          Increase in accounts payable
              and accrued expenses                         450             330
          (Decrease) increase in other current             (96)             11
           liabilities
Cash provided by operations                              1,453           1,644
                                                      --------        --------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                    (889)           (693)
     Deposits to restricted cash, net                      (60)           (459)
                                                      --------
        Cash used for investing activities                (949)         (1,152)
                                                      --------        --------

Financing Activities:
     General partners cash distributions                   (57)            (13)
     Additions to term debt                                 56             216
     Payments of term debt                                (718)           (752)
       Net  cash used for financing activities            (719)           (549)
                                                      --------        --------

Decrease in cash and cash equivalents                     (215)            (57)

Cash and cash equivalents beginning of  year               982             968
                                                      --------        --------

Cash and cash equivalents end of period               $    767        $    911
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

NOTE A--BASIS OF PRESENTATION

The accompanying combined financial statements include the accounts of National Housing Trust Limited Partnership (Investment Partnership) and the Operating Partnerships in which it has acquired significant limited partnership interests.

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


NOTE B--BANKRUPTCY - OPERATING PARTNERSHIPS

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

The hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank has filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court and the case was subsequently dismissed. With respect to the Trinidad Operating Partnership, the bankruptcy court has not decided on the bank's latest appeal. While these matters are not completely resolved and there can be no assurance as to how they will be resolved, in the opinion of management the Operating Partnerships should prevail and, accordingly, the resultant reserve was reversed and recorded as an extraordinary gain in the financial statements in 1998. These partnerships were liquidated in 1998 after paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to the Unit holders.

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

Each Operating Partnership's Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates that the Properties will be sold in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988 and are anticipated to continue until 2001. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

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

The Investment Partnership recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and has adopted a compliance program. The Investment Partnership has completed the inventory of its information technology and other electronic assets (such as, but not limited to, data network equipment, non-information technology systems, including embedded systems that operate security systems, phone systems, fax systems, energy management systems and other systems) used in the Investment Partnership's business that may be affected by Year 2000 issues and the related assessment of those assets Year 2000 compliance. The Investment Partnership has completed its assessment of its primary information technology infrastructure and has completed the inventory and assessment of 60% of the technology infrastructure of the Operating Partnerships. The Investment Partnership expects to complete the inventory and assessment of the rest of the Operating Partnerships by November 30, 1999.

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

The Investment Partnership believes that its upgrading and systems replacement will be implemented and tested by November 30, 1999. The Investment Partnership believes that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems.

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

If the Investment Partnership or Operating Partnerships are not successful in implementing their Year 2000 compliance plans, the Investment Partnership may suffer a material adverse impact on its combined results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Investment Partnership expects to develop contingency plans if it determines that the compliance plans will not be implemented by November 30, 1999.

To date, the Investment Partnership estimates the cost not to exceed $50,000 to update its information technology and other electronic assets. Upon receipt of all the Operating Partnerships' surveys, an estimate of the cost to become Year 2000 compliant will be made.


Properties
----------

As of September 30, 1999, average occupancy of the Properties was 94%.

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

Because each investor's tax situation is different, the consequences of the foreclosure were different based upon each investor's previous use of tax credits and passive losses. However, in general, the foreclosure caused a recapture of a portion of the LIHTCs previously received by the investors, the reduction of LIHTCs in future years, an interest charge under the Internal Revenue Code on LIHTCs recaptured, and a tax gain on disposition of the property as a result of the foreclosure. The Schedule K-1 for the year ended December 31, 1997 included a $.48 per Unit recapture of tax credits with a corresponding estimated interest charge of $.23 per unit. The passive gain relating to the disposition of the two Properties as a result of foreclosure was less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. In addition tax credits are and will be reduced in each of 1998, 1999, 2000, and 2001 by the loss of the two Properties' credits. This reduction is estimated to be approximately $.19 per unit. (For an estimate of future credits after this reduction, see General above in the MD&A).

A hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted motions to dismiss the bankruptcy. The bank filed an appeal to preserve its rights to file an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied by the State District Court and the case was subsequently dismissed. With respect to the Trinidad Operating Partnership, the Court has not decided on the bank's latest appeal. While these matters are not completely resolved and there can be no assurance as to how they will be resolved, in the opinion of management the Operating Partnerships should prevail. These partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders.

A Detroit, Michigan Property
----------------------------
During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership included cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. Through third quarter 1999, the cash flow problems continue. The managing general partner of the Operating Partnership is in negotiations with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. In addition, effective June 1, 1999, a new management company was hired for the property. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property
-------------------------------
A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not funded reserves for taxes, insurance and replacement reserves adequately and is deficient in the payment of real estate taxes. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved.

Four Oklahoma Properties
------------------------
The four Oklahoma Properties potentially could become part of the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Restructuring could significantly reduce the cash flow of the Properties, potentially causing the Properties to be unable to cover their expenses, as well as potentially creating debt forgiveness taxable income.

Other Property Issues
---------------------
Through third quarter 1999, three other Properties are experiencing some slight cash flow difficulties.


Liquidity and Capital Resources
-------------------------------

Liquidity is defined as an entity's ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

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

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of the U.S. Department of Housing and Urban Development. The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, continued for fiscal year 1998 (October 1, 1997 through September 30, 1998) a debt restructuring demonstration first enacted for fiscal year 1997. With certain modifications, the demonstration program became a permanent program in fiscal year 1999, applicable to all projects with rents above those of comparable properties in local markets. Under the program, subsided rent levels generally are reduced to market levels and the debt may be restructured into two or three mortgages. The first mortgage loan is set at a level supportable by the lower subsidized rents, and the second and third mortgage loans are payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

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

The Operating Partnerships own sixteen Properties whose Section 8 contracts have expired or will expire in fiscal year 2000, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these fifteen Properties will be renewed by HUD at current levels until at least the end of fiscal year 2000, although there can be assurance that HUD will do so. Seven of these properties have rents in excess of 100% of HUD-established fair market rents. The rents at some or all of these Properties may also be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining projected LIHTCs, approximately 20% are attributable to these Operating Partnerships.

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

At September 30, 1999 restricted cash was $5,889,000. The restricted cash was composed of the Investment Partnership reserve of $463,000 and Operating Partnership reserves of $5,426,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1998 the General Partner voluntarily deferred payment of $443,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will not distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships. Moreover, especially in light of the reduced availability of subsidies and the consequent reduction in market value of the Properties, there can be no assurance of cash distributions in the event of refinancing or disposition. Unit holders could be faced with an obligation to pay taxes as a result of disposition of the Properties but no cash distributions with which to pay those taxes.


Results of Operations
---------------------

The September 30, 1999 net loss of $2,059,000 increased 2.1% from the September 30, 1998 net loss of $2,017,000. The reasons for the differences are discussed below.

An extraordinary gain of $216,000 was recorded in first quarter 1998 as a result of the foreclosure and debt extinguishment on the two Fort Worth, Texas properties (see Note B).

Total revenue increased $44,000 (0.5%) when comparing the nine months ended September 30, 1999 and 1998.

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 1999 and 1998 were $6,580,000 and $6,664,000, respectively. The $84,000 (1.3%) decrease in expenses between 1999 and 1998 primarily relates to an decrease in operating and maintenance expense of $169,000 (8.2%), and an increase in taxes and insurance expense of $49,000 (3.8%). The decrease in operating and maintenance expenses relates to several properties increase capital improvements as compared to maintenance improvements. The increase in taxes and insurance expense relates to a couple properties increase in employee related tax items and real estate tax and insurance increases.

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

Real Estate Investment Risks
----------------------------
Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of subsidies and financing.

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

Competition
-----------
The financial performance of the Operating Partnerships will be impacted by the competition from comparable properties in their local market areas. The occupancy levels achievable at the Properties and the rental rates at the non-subsidized Properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There can be no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Operating Partnerships in the future and, in particular, subsequent to the expiration of any existing subsidy agreements.

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

Inflation
---------
The Investment Partnership completed its tenth year of operations in 1998. To date, the effects of inflation and changes in prices on the Investment Partnership's operating results have not been significant. In the future, with regard to the Operating Partnerships, contract rental rates under "Section 8" agreements may be in certain cases increased at the discretion of the Department of Housing and Urban Development to cover increases in operating expenses due to inflation, but there can be no assurance that HUD will do so.
In certain cases, contract rental rates may be reduced as part of various HUD restructuring programs.

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
                          ------------------------------------------
                                    (Registrant)



Date   November 11, 1999                     By /s/ James A. Bowman
       ------------------                    -----------------------------------
                                             James A. Bowman
                                             President, NHT, Inc.



Date    November 11, 1999                    By /s/ Susan E. Basting
        ------------------                   -----------------------------------
                                             Susan E. Basting
                                             Treasurer, NHT, Inc.