Form 10-K405
period 1999-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2000-03-29
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The Exhibit Index is located on page 30 of this Report.

                         This Report contains 40 pages.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                                       Page
Item  1.    Business.................................................... 3
Item  2.    Properties.................................................. 4
Item  3.    Legal proceedings........................................... 5
Item  4.    Submission of matters to a vote of security holders......... 5


                                    PART II

Item  5.    Market for the registrant's partnership
            interests and related partnership matters................... 5
Item  6.    Selected financial data..................................... 6
Item  7.    Management's discussion and analysis of
            financial condition and results of operations............... 7
Item  7A.   Quantitative and qualitative disclosures about market risk..13
Item  8.    Financial statements and supplementary data.................13


                                    PART III

Item  9.    Changes in and disagreements with accountants on
            accounting and financial disclosure.........................29
Item 10.    Directors and executive officers of the registrant..........29
Item 11.    Executive compensation......................................29
Item 12.    Security ownership of certain beneficial owners
            and management..............................................29
Item 13.    Certain relationships and related transactions..............29


                                    PART IV

Item 14.   Exhibits, financial statement schedules and reports
           on Form 8-K..................................................30

FORM 10-K AVAILABLE

A copy of the National Housing Trust Limited Partnership 1999 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

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

The purpose of the Investment Partnership is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships, which will acquire, maintain, operate and dispose of low-income housing developments. Additionally, the purpose is to engage in any other activities related and incidental to providing current tax benefits to Unit holders, particularly the low income housing tax credit, to preserve and protect Investment Partnership capital, and to cause the Properties to be sold to the highest bidder who intends to preserve the Properties as affordable housing for persons of low income.

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

ITEM 2    PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 1999, are listed below:

                                                                                  Number   Occupancy
Partnership Name                                                     State       of Units  of Units
----------------------------------------------------------------     ---------   --------  ---------
Aspen NHT Apartments Company Limited Partnership                     Michigan        48        43
Birch Lake NHT Apartments Company Limited Partnership                Michigan        48        46
Century Place NHT Apartments Company Limited Partnership             Michigan        96        86
Glendale NHT Apartments Company Limited Partnership                  Michigan        28        23
Lakeside NHT Apartments Company Limited Partnership                  Michigan        64        61
Park Terrace NHT Apartments Company Limited Partnership              Michigan        48        48
Traverse Woods NHT Apartments Company  Limited Partnership           Michigan        48        45
Traverse Woods II NHT Apartments  Company Limited Partnership        Michigan        80        72
RP Limited Dividend Housing Association Limited Partnership          Michigan       245       192
YM Limited Dividend Housing Association Limited Partnership          Michigan       153       148
Bingham Terrace Limited Partnership                                  Ohio            56        51
Griggs Village Limited Partnership                                   Ohio            44        42
Hebron Village Limited Partnership                                   Ohio            40        32
Melrose Village I Limited Partnership                                Ohio            56        54
Stygler Village Limited Partnership                                  Ohio           150       147
Summit Square Limited Partnership                                    Ohio           152       145
Washington Court House I Limited Partnership                         Ohio            60        60
Wildwood Village I Limited Partnership                               Ohio            94        94
Wildwood Village II Limited Partnership                              Ohio            86        86
Wildwood Village III Limited Partnership                             Ohio            92        92
W-C Apartments Limited Partnership                                   Oklahoma        64        55
W-G Apartments Limited Partnership                                   Oklahoma        47        43
W-P Apartments Limited Partnership                                   Oklahoma        76        69
W-R Apartments Limited Partnership                                   Oklahoma        76        75
Coal Township Limited Partnership                                    Pennsylvania   101        99
Hazelwood Limited Partnership                                        Pennsylvania   100       100
Mahanoy Limited Partnership                                          Pennsylvania   125       125
West Allegheny Partners Limited Partnership                          Pennsylvania    45        40
Springchase Apartments Limited Partnership                           Texas          164         *
Trinidad Apartments Limited Partnership                              Texas          124         *
St. Martins Associates                                               Washington      53        53


*These two Operating Partnerships lost their Properties in a December 1997 foreclosure sale; therefore, the year-end occupancy is listed as -0-. These Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions will be made to Unit holders. The Springchase Apartments Limited Partnership has been dissolved. The Trinidad Apartments Limited Partnership is expected to be dissolved once all legal suits are resolved (See MD&A Properties and Note 5 to the Combined Financial Statements for more details.)

Note the above Properties are encumbered by substantial debt (See MD&A, Notes 3 and 4, and Schedule III for more details).

ITEM 3    LEGAL PROCEEDINGS

None.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II
                                    -------



ITEM 5 MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 1999, there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP ("Units"). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership's investments in the Operating Partnerships, and there can be no assurance of any distributions in the event of refinancing or disposition.

ITEM 6    SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its substantially wholly-owned Operating Partnerships.


(In thousands, except per Unit data)
                                                         1999        1998           1997             1996             1995
                                                                                Restated (2)     Restated (2)     Restated (2)
                                                     -----------  ----------    -------------    -------------    -------------
Combined Statement of Operations Data:

Revenues                                             $  12,172      12,174    $    12,900    $      12,699    $      12,723
Expenses (3)                                           (12,546)    (13,176)        (9,921)         (11,970)          (9,475)
Depreciation and amortization                           (2,833)     (2,993)        (2,967)          (2,995)          (3,073)
                                                     -----------  ----------    -----------    -------------    -------------
Income (loss) from rental operations                    (3,207)     (3,995)            12           (2,266)             175
                                                     -----------  ----------    -----------    -------------    -------------

Other revenues and expenses
     Interest income                                       232         273            270              252              265
     Interest expense                                   (3,542)     (3,514)        (3,434)          (3,490)          (3,627)
                                                     -----------  ----------    -----------    -------------    -------------

     Net loss before extraordinary gain             $   (6,517)     (7,236)   $    (3,152)   $      (5,504)   $      (3,187)
     Extraordinary gain                                      -         200          2,196                -                -
                                                     -----------  ----------    -----------    -------------    -------------

     Net loss                                        $  (6,517)     (7,036)   $      (956)   $      (5,504)   $      (3,187)
                                                     ===========  ==========    ===========    =============    =============

     Net loss per  unit before extraordinary gain    $   (6.42)      (7.13)   $     (3.10)   $       (5.42)   $       (3.14)

     Extraordinary gain per unit                             -         .20           2.16                -                -
                                                     -----------  ----------    -----------    -------------    -------------

     Net loss per Unit                               $   (6.42)      (6.93)   $      (.94)   $       (5.42)   $       (3.14)
                                                     ===========  ==========    ===========    =============    =============

Combined Balance Sheet Data:

Total assets (3)                                     $  56,442      61,509   $     67,437    $      70,416    $      74,115
                                                     ===========  ==========    ===========    =============    =============

Term debt (1)                                        $  71,104      70,041    $    69,146    $      70,824    $      69,526
                                                     ===========  ==========    ===========    =============    =============

Partners' capital                                    $ (17,922)    (11,404)   $    (4,353)   $      (3,397)   $       2,093
                                                     ===========  ==========    ===========    =============    =============

Cash dividends declared per Unit                     $  None        None      $  None        $    None        $    None
                                                     ===========  ==========    ===========    =============    =============


(1) Includes current  maturities of term debt.

(2) Partners' capital at the beginning of 1995 has been restated by three of the Operating Partnerships by a total increase of $296,000 to reflect adjustments relating to an increase in prepaid real estate taxes of $76,000, a decrease in real estate tax payable of $163,000, and a decrease in fee distribution payable of $57,000. There was no impact to the Combined Statement of Operations.

(3) Expenses in 1999, 1998, and 1996 include impairment losses of $3,111,000, $4,100,000 and 2,300,000, respectively, which also reduced Total Assets.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distribution will be made to Unit holders. The Springchase Apartments Limited Partnership has been dissolved. The Trinidad Apartments Limited Partnership is expected to be dissolved once all legal suits are resolved.

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

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $ .35 of credit per unit in 2000; and approximately $ .19 of credit per unit in 2001.

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

The Properties are subject to substantial debt, in many cases including seller financing on which interest has accrued since the Investment Partnership invested in the Properties. Most of the Properties are dependent upon continuing government subsidies. In addition, many of the Properties are located in market areas that would not support current rents. Finally, most of the Properties are subject to use restrictions that limit their use to low- income housing beyond the end of the tax credit compliance period.

The ownership structure of the Investment Partnership's investments through Operating Partnerships could adversely impact the timing of the Investment Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests, which are inconsistent with those of the Investment Partnership. Given the limited rights which the Investment Partnership has under the terms of the Operating Partnership agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

For these and other reasons, in Management's judgement, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership, therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Properties
----------

As of December 31, 1999, average occupancy of the Properties was 94%.

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

Because each investor's tax situation is different, the consequences of the foreclosure was different based upon each investor's previous use of tax credits and passive losses. However, in general, the foreclosure caused a recapture of a portion of the LIHTCs previously received by the investors, the reduction of LIHTCs in future years, an interest charge under the Internal Revenue Code on LIHTCs recaptured, and a tax gain on disposition of the property as a result of the foreclosure. The Schedule K-1 for the year ended December 31, 1997 included a $.48 per Unit recapture of tax credits with a corresponding estimated interest charge of $.23 per unit. The passive gain relating to the disposition of the two Properties as a result of foreclosure was less than the 1997 passive losses passed through from the remaining 29 Operating Partnerships. In addition, tax credits have been reduced in each of 1998, 1999, 2000, and 2001 by the loss of the two Properties' credits. This reduction is estimated to be approximately $.19 per Unit.

A hearing to dismiss the bankruptcy was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted motions to dismiss the bankruptcy. The bank filed an appeal to preserve its rights to file an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied and the suit dismissed by the State District Court. An appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved. These partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders.

A Detroit, Michigan Property
----------------------------
During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. During 1999, the property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the Managing General Partner continues to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. At this time, there is no assurance as to how these matters will be resolved.

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

A Gaylord, Michigan Property
----------------------------
A Gaylord, Michigan Property has experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord has issued a letter requiring the repairs be performed. The managing general partner has been working with the RD to attempt to resolve problems; however, there can be no assurance as to how these matters will be resolved.

A Philadelphia, Pennsylvania Property
-------------------------------------
During 1999, an impairment loss in the amount of $3,111,000 was recorded with respect to the West Allegheny project in Philadelphia, Pennsylvania, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. An assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $3,111,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $746,000.

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

Other Property Issues
---------------------
At December 31, 1999, three other Properties have cash flow difficulties. All three properties had an increase in operating expenses in 1999, in addition to lower occupancy.

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

The Operating Partnerships own seventeen Properties whose Section 8 contracts have expired or will expire in fiscal year 2000, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2000, although there can be no assurance that HUD will do so. Five of these properties have rents in excess of 100% of HUD-established fair market rents. The rents at some or all of these Properties may also be above comparable rents as determined by HUD and therefore could be subject to HUD restructuring. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining projected LIHTCs, approximately 4% are attributable to these Operating Partnerships.

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

At December 31, 1999 restricted cash was $6,042,000. The restricted cash was composed of the Investment Partnership reserve of $445,000 and Operating Partnership reserves of $5,597,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1999 the General Partner voluntarily deferred payment of $635,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The 1999 net loss of $6,517,000 decreased 7.38% from the 1998 net loss of $7,036,000, while the 1998 net loss increased 635.98% from the 1997 net loss of $956,000. The reasons for the differences are discussed below.

Extraordinary gains of $200,000 and $2,196,000 were recorded in 1998 and 1997, respectively, as a result of matters related to the foreclosure and debt extinguishment on the two Texas Properties (see Note 5).

An impairment loss of $3,111,000 was recorded in 1999 for a Philadelphia, Pennsylvania property, an impairment loss of $4,100,000 was recorded in 1998 for a Detroit, Michigan property.

During 1999, 1998 and 1997, total revenue was $12,172,000, $12,174,000, and
$12,900,000, respectively. Rental income decreased $2,000 (0%) in 1999 as compared to 1998 and decreased $726,000 (5.63%) in 1998 compared to 1997. After removing the 1997 revenue relating to the Fort Worth, Texas Properties which were disposed of through foreclosure, the other Properties' rental revenue were unchanged comparing 1999 to 1998 and increased an average of 2.79% comparing 1998 to 1997.

Total expenses exclusive of depreciation, interest and impairment loss for 1999, 1998, and 1997 were $9,435,000, $9,076,000, and $9,921,000, respectively. The
$359,000 (3.96%) increase in expenses between 1999 and 1998 was primarily related to an increase in administrative and operating and maintenance expenses. The $845,000 (8.51%) decrease in expenses between 1998 and 1997 was primarily related to a decrease in expenses related to the loss of operations from the two Texas properties. After removing this decrease in expenses in 1998 related to the loss of these two properties, the average increase in expenses is 1.59%. The expenses with the largest fluctuations between 1999 and 1998 are administrative with an increase of $82,000 (4.63%) and operating and maintenance expenses with an increase of $205,000 (7.17%). In addition, the expenses with the largest fluctuations between 1998 and 1997 are administrative, with an increase of $185,000 (11.66%), and utilities with a decrease of $74,000 (5.15%).

The administrative expense increase in 1999 is primarily attributable to increase in salaries and renting expenses. The operating and maintenance increases in 1999 relate to additional repairs to the properties as they age. The administrative expense increases in 1998 are primarily attributable to an increase in site staff salaries, an increase in bad debt expense and an increase in renting expense. The utility expense decrease in 1998 primarily relates to a general decrease in utility expenses of the Ohio and Michigan Properties.

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

Other
-----

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


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are listed below and included on pages 14 through 28 of this report.

Audited Combined Financial Statements
  Report of Independent Auditors - Reznick Fedder & Silverman...............  14
  Report of Independent Auditors - Ernst & Young LLP........................  15
  Combined Balance Sheets...................................................  16
  Combined Statements of Operations.........................................  18
  Combined Statements of Partners' Deficit..................................  19
  Combined Statements of Cash Flows.........................................  20
  Notes to Combined Financial Statements....................................  21
  Financial Statements Schedules - Schedule I...............................  34
  Financial Statements Schedules - Schedule III.............................  36

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the Partnership) as of December 31, 1999 and 1998 and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999 and the financial statement schedules as of December 31, 1999 and 1998 and for each of the two years in the period ended December 31, 1999 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain substantially wholly-owned Operating Partnerships, which statements reflect total assets of $25,539,735 and $28,438,609 at December 31, 1999 and 1998, and total losses of $1,122,898 and
$1,047,479 for each of the two years in the periods ended December 31, 1999 and 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships at December 31, 1999 and 1998 and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Further, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules as of December 31, 1999 and 1998 and for each of the two years in the period ended December 31, 1999 referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects the information set for therein.


                                        REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
March 14, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined statements of operations, partners' deficit, and cash flows of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the Partnership) for the year ended December 31, 1997, and the related financial statement schedules listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audit. We did not audit the financial statements of 12 substantially wholly-owned Operating Partnerships, which statements reflect total revenues of $5,623,499 for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, based on our audit and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects the information set for therein.





                                        ERNST & YOUNG LLP



Columbus, Ohio
March 19, 1998

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               COMBINED BALANCE SHEETS, DECEMBER 31, 1999 AND 1998
                                 (In Thousands)

ASSETS                                                  December 31
----------------------------------------    -----------------------------------
                                               1999                      1998
                                            ---------                 ---------
Current assets:
     Cash and cash equivalents  (Note 1)    $     914                 $     982
     Tenants' security deposits                   439                       412
     Mortgage escrow deposits                     551                       616
     Prepaid expenses and other assets            822                       823
                                            ---------                 ---------

          Total current assets                  2,726                     2,833
                                            ---------                 ---------


Restricted cash                                 6,042                     5,829
                                            ---------                 ---------

Rental property (Notes 1, 3 and 5):
     Buildings and improvements                69,006                    71,420
     Furniture and equipment                    2,512                     2,449
                                            ---------                 ---------
                                               71,518                    73,869
       Less accumulated depreciation          (27,149)                  (24,327)
                                            ---------                 ---------
                                               44,369                    49,542
     Land                                       3,305                     3,305
                                            ---------                 ---------
                                               47,674                    52,847
                                            ---------                 ---------

          Total assets                      $  56,442                 $  61,509
                                            =========                 =========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' DEFICIT                           December 31
---------------------------------------------      -----------------------------
                                                       1999               1998
                                                   ---------          ---------
Current liabilities:
     Accounts payable and accrued expenses         $   2,359          $   2,122
     Rents received in advance                           177                 43
     Deposits held                                       445                445
     Accrued interest, mortgage notes payable            279                262
     Current maturities of term debt (Note 3)          1,088              1,000
                                                   ---------          ---------

          Total current liabilities                    4,348              3,872
                                                   ---------          ---------

Term debt, less current maturities (Note 3):
     Mortgage notes payable                           39,436             40,510
     Promissory notes, including accrued
       interest payable of $13,005 and
       $11,236 in 1999 and 1998, respectively         30,580             28,531
                                                   ---------          ---------

                                                      70,016             69,041

Partners' deficit:
     General Partners:
       NHT, Inc.                                         (24)               (17)
       Other operating General Partners                 (141)               (75)

     Limited partners:
       Issued and outstanding  1,014,668
         investment units                            (17,757)           (11,312)
                                                   ---------          ---------
                                                     (17,922)           (11,404)
                                                   ---------          ---------

          Total liabilities and partners' deficit  $  56,442          $  61,509
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
                     (In Thousands, except per Unit Amounts)

                                                                       YEARS ENDED DECEMBER 31
                                                                -------------------------------------
                                                                  1999           1998          1997
                                                                --------    -------------    --------
Revenues (Notes 4 and 5):
     Rental revenues                                            $ 11,930    $      11,919    $ 12,540
     Other income                                                    242              255         360
                                                                --------    -------------    --------

          Total revenues                                          12,172           12,174      12,900
                                                                --------    -------------    --------

Expenses:
     Administration                                                1,853            1,771       1,776
     Operating and maintenance                                     3,066            2,861       3,149
     Management fees, including $730, $843 and $814 to
          affiliates (Note 2)                                      1,053            1,041       1,060
     Partnership asset management fees, affiliates (Note 2)          327              318         318
     Utilities                                                     1,408            1,362       1,754
     Taxes and insurance                                           1,728            1,723       1,864
     Depreciation and amortization                                 2,833            2,993       2,967
     Impairment loss (Note 1)                                      3,111            4,100           -
                                                                --------    -------------    --------

          Total expenses                                          15,379           16,169      12,888
                                                                --------    -------------    --------

          Income (loss) from rental operations                    (3,207)          (3,995)         12
                                                                --------    -------------    --------
Other revenues and (expenses):
     Interest income                                                 232              273         270
     Interest expense                                             (3,542)          (3,514)     (3,434)
                                                                --------    -------------    --------

        Loss before extraordinary gain                            (6,517)          (7,236)     (3,152)
        Extraordinary gain (Note 5)                                    -              200       2,196
                                                                --------    -------------    --------

         Net loss                                               $ (6,517)   $      (7,036)   $   (956)
                                                                ========    =============    ========

Loss per limited partnership unit before extraordinary gain     $  (6.42)   $       (7.13)   $  (3.10)
Extraordinary gain per limited partnership unit                        -              .20        2.16
                                                                --------    -------------    --------

Net loss per limited partnership unit                           $  (6.42)   $       (6.93)   $   (.94)
                                                                ========    =============    ========


                     The accompanying notes are an integral
                    part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In Thousands)

                                      GENERAL
                                   PARTNERS' INTEREST                LIMITED PARTNERS' INTEREST                TOTAL
                              ----------------------------  --------------------------------------------    -----------
                                             Other General    Investment        Operating                    Partners'
                                NHT, Inc.      Partners      Partnership      Partnerships       Total        Deficit
                              ----------     -----------    -------------    --------------    ---------    -----------
Balances as of
 January 1, 1997              $       (8)             18              767            (4,174)      (3,407)        (3,397)

Allocation of net loss                (1)             (9)             (10)             (936)        (946)          (956)
                              ----------     -----------    -------------    --------------    ---------    -----------
Balances as of
 December 31, 1997                    (9)              9              757            (5,110)      (4,353)        (4,353)

General Partner distributions         (1)            (14)                                                           (15)

Allocation of net loss                (7)            (70)             (77)           (6,882)      (6,959)        (7,036)

                              ----------     -----------    -------------    --------------    ---------    -----------
Balances as of
 December 31, 1998                   (17)  $         (75)   $         680   $       (11,992)  $  (11,312)  $    (11,404)

Allocation of Net Loss                (7)            (65)             (70)           (6,375)      (6,445)        (6,517)
General Partner distribution                          (1)                                                            (1)
                              ----------     -----------    -------------    --------------    ---------    -----------
Balances as of
 December 31, 1999            $      (24)           (141)             610           (18,367)     (17,757)       (17,922)
                              ==========     ===========    =============    ==============    =========    ===========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In Thousands)

                                                                    1999        1998        1997
                                                                 --------------------------------
Cash flows from operating activities:
     Net loss                                                    $ (6,517)   $ (7,036)   $   (956)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization                             2,833       2,993       2,967
           Impairment loss                                          3,111       4,100           -
           Extraordinary gain                                           -        (200)     (2,196)
           Bankruptcy related reserves                                  -         200        (216)
          Accrued interest on promissory notes                      1,769       1,677       1,555
     Changes in operating assets and liabilities:
          (Increase) decrease in deposits, prepaids and other          28         124         (76)
           assets
          Increase in accounts payable and  accrued expenses          237         152         114
          Increase (decrease) in other current liabilities            151          76         (78)
                                                                 --------    --------    --------
     Net cash provided by operating activities                      1,612       2,086       1,114
                                                                 --------    --------    --------
Investing activities:
      Additions to buildings, furniture and equipment                (760)       (834)     (1,079)
      Withdrawals to restricted cash, net                            (213)       (441)       (242)
                                                                 --------    --------    --------
      Net cash used for investing activities                         (973)     (1,275)     (1,321)
                                                                 --------    --------    --------
Financing Activities:
     General Partners cash (distributions) contributions, net          (1)        (15)          -
     Additions to term debt                                           305         241         779
     Payments of term debt                                         (1,011)     (1,023)       (917)
                                                                 --------    --------    --------
     Net cash used for financing activities                          (707)       (797)       (138)
                                                                 --------    --------    --------

       Increase (decrease) in cash and cash equivalents               (68)         14        (345)
       Cash and cash equivalents, beginning of year                   982         968       1,313
                                                                 --------    --------    --------
       Cash and cash equivalents, end of year                    $    914    $    982    $    968
                                                                 ========    ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                       $  2,206    $  2,265    $  1,750
                                                                 ========    ========    ========

Supplemental schedule of non-cash investing and
  financing activities:
   Assets transferred to lender in satisfaction of
    indebtedness:
         Liabilities cancelled                                   $      -    $      -    $  3,476
         Carrying amount of assets transferred                          -           -       1,280
                                                                 --------    --------    --------
                                                                 $      -    $      -    $  2,196
                                                                 ========    ========    ========


                     The accompanying notes are an integral
                    part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 1999, 1998 or 1997. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to Unit holders. The Springchase Apartments Limited Partnership has been dissolved. The Trinidad Apartments Limited Partnership is expected to be dissolved once all legal suits are resolved (See MD&A and Note 5).

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

The Operating Partnerships that are included in the combined financial statements are the following:

                                                                                  Date
Partnership Name                                                 State          Acquired
-----------------------------------------------------------      -----          --------
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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 Cash Equivalents:
 -----------------
 For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when purchased.

 Restricted Cash:
 ----------------
 Restricted Cash consisted of Operating Partnerships' property reserves of $5,597,000 and $5,408,000 in 1999 and 1998, respectively and Investment Partnership reserves of $445,000 and $421,000 in 1999 and 1998, respectively.

 Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual Property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures, which may be needed for the designated property. At December 31, 1999 and 1998, these assets were maintained in demand deposit accounts with various financial institutions.

 Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships' property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 1999 and 1998 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposit and money market accounts.

 The carrying amount of reserves approximated market value at December 31, 1999 and 1998.

 Reclassifications:
 ------------------
 Certain 1997 amounts have been reclassified to conform to the 1998 and 1999 presentation.

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

 Income Taxes:
 -------------
 The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership's taxable loss. During 1999, 1998, and 1997, the following items related to low-income housing tax credits were generated by the Investment Partnership:

 (In Thousands)                             1999    1998    1997
                                           ------  ------  ------
 Low-income housing tax credits            $2,116  $2,693  $2,769

 Recapture credits and related interest         -       -  $(722)

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

 Impairment of Long-lived Assets:
 --------------------------------
 During 1999, an impairment loss in the amount of $3,111,000 was recorded for an apartment project in Philadelphia, Pennsylvania. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. An assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $3,111,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $746,000.

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. Related Party Transactions:
   ---------------------------

   Administrative Services:
   ------------------------
   The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

   Management Fees, including Affiliates:
   --------------------------------------
   General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $730,000, $843,000 and $814,000 in 1999, 1998 and 1997, respectively, including $65,000, $185,000 and $178,000 in 1999, 1998 and 1997, respectively to an affiliate of NHT, Inc.

   Partnership Management Fees, Affiliates:
   ----------------------------------------
   The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $47,000, $46,000 and $50,000 in 1999, 1998 and 1997, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $280,000, $272,000 and $268,000 in 1999, 1998 and
   1997, respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 1999, 1998 and 1997. The supervisory management fees and program management fees totaled $327,000, $318,000 and $318,000 in 1999, 1998 and 1997, respectively. The fees paid in 1999, 1998 and 1997 were $135,000, $253,000 and $135,000, respectively. The balance accrued for these fees was $635,000, $443,000 and $378,000 as of December 31, 1999, 1998 and 1997, respectively.

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

   Term Debt (continued):
   ----------------------
   Substantially all of the promissory notes are collateralized by second mortgages on the rental properties owned by the Operating Partnerships, and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a Property. Included in promissory notes is a note and related accrued interest in the amount of $2,715,000 and $2,504,000 at December 31, 1999 and 1998, which is due to an affiliate of the General Partner.

   Estimated principal requirements on these loans during the next five years and thereafter (in thousands):

          2000                                                   1,088
          2001                                                   1,168
          2002                                                   1,254
          2003                                                   2,450
          2004                                                   7,139
         Thereafter                                             58,005
                                                               -------
                                                               $71,104
                                                               =======

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

   Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided permanent authority for the renewal of Section 8 contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRA. On September 11, 1998, HUD issued an interim rule to provide clarification for implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

   Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include increasing, or marking rents to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to-market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

   The Operating Partnerships received approximately $5,951,000, $6,483,000 and $6,205,000 of rental assistance payments from HUD for the years ended December 31, 1999 and 1998 and 1997, respectively, which represents, 48.9%, 53.3%and 48.1% of their total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

   There are 20 Properties with HAP contracts, of which seventeen have HAP contracts which expire during 2000, the majority of which are on annual or 6 month renewals. Management continues to seek to renew all HAP contracts as they expire.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                 AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

   Promissory Notes:
   -----------------

   As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Fifteen of the loans are due in the years
   2004 - 2006 (principal and accrued interest of $29,151,000 at December 31,
   1999); the remaining loan is due during the year 2028 (principal and accrued interest of $1,429,000 at December 31, 1999). All of the loans which are due during the years 2004 - 2006 are due prior to the maturity of the first mortgages on the properties, which generally mature during the years 2011 - 2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes come due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans.


5. Bankruptcy - Operating Partnerships:
   ------------------------------------

   During March 1996, two Operating Partnerships which had purchased apartment projects in Fort Worth, Texas filed for bankruptcy. The bankruptcy filing followed unsuccessful negotiations with the lender (HUD) and the foreclosure actions by a Texas bank, which purchased the loans from HUD. During 1997, attempts to reorganize the Operating Partnerships were unsuccessful and the Texas bank was permitted to complete its foreclosure actions and purchase the apartment projects at the foreclosure sales. In connection with the foreclosure action, the Operating Partnerships were relieved of any obligation related to the nonrecourse mortgage debt. At December 31, 1997, the Operating Partnerships had accumulated cash of $216,000, which was in contention amongst the parties, and, accordingly, a reserve was established pending the resolution of the bankruptcy hearing scheduled for March 26, 1998 to determine the ownership of the cash.

   A hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied and the suit dismissed by the State District Court. The appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved, however, in the opinion of management the Operating Partnerships should prevail and, accordingly, the resultant reserve has been reversed and recorded as an extraordinary gain in the financial statements. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions will be made to the Unit holders.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                 AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

   Condensed Financial Information
   -------------------------------
   The Operating Partnerships ceased operations after the foreclosure sales and were liquidated in 1998 with any remaining assets transferred to their partners. A summary of the condensed financial information included in the combined financial statements for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                         YEARS ENDED DECEMBER 31
                                -----------------------------------------
                                    1999          1998            1997
                                ------------  ------------   ------------
   Total Assets                 $     -       $     -        $          -
   Total Liabilities            $     -       $     -        $          -
   Total Revenues               $     -       $     -        $  1,057,000
   Net Income (Loss)            $     -       $    55,000    $  2,236,000


6. Taxable Loss:
   -------------

   The difference between the 1999 financial statement loss and the tax return loss consists of an impairment loss of $3,111,000 and tax depreciation in excess of book depreciation of $1,240,000. These amounts comprise the difference in the building basis for financial statement and tax return reporting purposes.

   The difference between the 1998 financial statement loss and the tax return loss consists of an impairment loss of $4,100,000 and tax depreciation in excess of book depreciation of $67,000. These amounts comprise the difference in the building basis for financial statement and tax return reporting purposes.

                                    PART III
                                    --------

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name                 Age                      Office                      Term Expires
----                 ---                     -------                      ------------
James A. Bowman      45  President, Chief Executive Officer and Trustee       2001
Robert M. Snow       47  Vice President, Secretary and Trustee                2001
Joseph R. Kasberg    47  Assistant Treasurer                                  2001
Susan E. Basting     38  Chief Financial Officer, Treasurer and Trustee       2001

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

Joseph R. Kasberg is vice president and chief financial officer of National Church Residences. Mr. Kasberg, a certified public accountant, has been a financial officer of National Affordable Housing Trust, Inc. since July 1988. Mr. Kasberg received a Bachelor's Degree in Accounting from The Ohio State University in 1974 and an MBA from Xavier University in 1985.

Susan E. Basting is Treasurer and Chief Financial Officer of the National Affordable Housing Trust, Inc. and NHT, Inc. Ms. Basting, a certified public accountant and certified management accountant, worked in public accounting and accounting management prior to joining the staff in 1996. Ms. Basting is a graduate of Wright State University with a Bachelor's Degree in Accounting.

ITEM 11   EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 1999, 1998 and 1997:

Fee or Reimbursement Type          Payee  (In thousands)        1999     1998     1997
       ------------------          -----                        ----     ----     ----
Property management fees         General Partners of
                                 Operating Partnerships      $   730  $   843  $   814
Partnership management fees      NHT, Inc.                   $   327  $   318  $   318

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


                                     Part IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

          1.  Financial Statements
              --------------------

              The combined financial statements, related notes, and accountant's report listed below are included herein:

                                                                   Page

              Report of Independent Auditors - Reznick
              Fedder & Silverman                                    14

              Report of Independent Auditors - Ernst &
              Young LLP                                             15

              Combined balance sheets as of December 31,
              1999 and 1998                                         16

              Combined statements of operations for the
              years ended December 31, 1999, 1998  and              18
              1997

              Combined statements of partners' deficit
              for the years ended December 31, 1999,                19
              1998 and 1997

              Combined statements of cash flows for the
              years ended December 31, 1999, 1998 and               20
              1997

              Notes to combined financial statements                21

          2.  Financial Statement Schedules
              Schedule I                                            34
              Schedule III                                          36

          All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:
None.

3.    Exhibits
      --------

      (a)  Exhibits



      Exhibit No.                                         Description
      ------------                                        -----------
      *       3.1             Form of Amended and Restated Agreement of Limited Partnership of
                              the Registrant (attached to the Prospectus as Exhibit A)

      *       3.2             Certificate of Limited Partnership of the Registrant.

      *      10.1             Escrow Agreement between FirsTier Bank, N.A. and Registrant.

      *      10.2             Form of Purchase and Sale Agreement (including form of Purchase
                              Money Note).

      *      10.3             Form of Operating Partnership Agreement.

      **     10.4             Guarantee Agreement between the Trust and the Partnership.

      **     10.5             Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

      **     10.6             Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

      **     10.7             Letter Agreement between National Church Residences and the Selling
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
                               LIMITED PARTNERSHIP

Condensed Balance Sheets                                     December 31,
                                                            -------------
                                                         1999            1998
                                                         ----            ----
Assets                                                       (In Thousands)
Current assets:
   Cash                                                $    445        $    421
   Accounts receivable, Operating Partnerships,
          net of allowance of $297 and $198
          in 1999 and 1998                                  192             285
                                                       --------        --------
          Total current
           assets                                           637             636

Notes receivable, Operating Partnership,
          net of allowance of $283
          in 1999 and 1998                                   --              --
                                                       --------        --------

                                                       $    637        $    706
                                                       ========        ========
Liabilities and Partners' Capital
Current liabilities:
   Accounts payable, primarily general partner         $    641        $    457

Deficit in Operating Partnerships                        17,913          11,649

Partners' Deficit                                       (17,917)        (11,400)
                                                       --------        --------

                                                       $    637        $    706
                                                       ========        ========


Condensed Statements of Operations                Years Ended December 31
                                                  -----------------------
                                              1999          1998          1997
                                              ----          ----          ----
Revenues:                                              (In Thousands)
   Program management fees from Operating
      Partnerships                          $   144       $   143       $   157
   Interest                                      22            21            18
                                            -------       -------       -------
                                                166           164           175
                                            -------       -------       -------
Expenses:
   Program management fees, general partner     327           319           318
   Administrative                               195            21           635
                                            -------       -------       -------
                                                522           340           953
                                            -------       -------       -------
Loss before equity in loss of Operating
    Partnerships and extraordinary gain        (356)         (176)         (778)

Equity in loss of
    Operating Partnerships                   (6,161)       (6,861)       (2,341)
                                            -------       -------       -------

Loss from operations
    before extraordinary gain                (6,517)       (7,037)       (3,119)

Extraordinary gain                             --            --           2,172
                                            -------       -------       -------
Net loss                                    $(6,517)      $(7,037)      $  (947)
                                            =======       =======       =======

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                   SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                         LIMITED PARTNERSHIP (CONTINUED)


Condensed Statements of Cash Flows                      Years Ended December 31
                                                        -----------------------
                                                        1999     1998     1997
                                                        ----     ----     ----
                                                            (In Thousands)
Cash used in operating activities                       $ (79)   $ (67)   $ (84)

Financing activities, distributions from Operating
   Partnerships, net                                      103      171      122
                                                        -----    -----    -----

Increase in cash                                        $  24    $ 104    $  38
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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1999

                                    (1 OF 4)
                                 (In Thousands)

                                                                                           COST
                                                                                        CAPITALIZED
                                                                    INITIAL COST TO    SUBSEQUENT TO
                                                                      PARTNERSHIP       ACQUISITION
                                                               -----------------------------------------
 PARTNERSHIP                                                          BUILDINGS &
     NAME                  DESCRIPTION           ENCUMBRANCES  LAND  IMPROVEMENTS  IMPROVEMENTS   LAND
--------------------------------------------------------------------------------------------------------
Stygler Village   Low income housing project           $5,727              $4,717          $278
                  Located in Gahanna, Ohio

St. Martins       Low-income housing project            1,429               2,094           110
                  Located in Seattle, Washington

Willow Creek      Low-income housing project            1,008  $123         1,373           113   $123
                  Located in Bartlesville, OK

Willow Gardens    Low-income housing project            1,247    94         1,630            91     94
                  Located in Bartlesville, OK

Willow Park       Low-income housing project            1,121   157         1,513           120    157
                  Located in Bartlesville, OK

Willow Rock       Low-income housing project            1,212   148         1,508           196    148
                  Located in Bartlesville, OK

Wildwood I        Low-income housing project            1,986   123         1,783            78    123
                  Located in Columbus, OH

Wildwood II       Low-income housing project            1,562   117         1,526             1    117
                  Located in Columbus, OH

Wildwood III      Low-income housing project            1,899   178         1,725            59    178
                  Located in Columbus, OH

                                                       GROSS
                                              AMOUNT AT WHICH CARRIED                         LIFE ON WHICH
                                                 AT CLOSE OF PERIOD                          DEPRECIATION IN
                                              ----------------------                          LATEST INCOME
 PARTNERSHIP                                     BUILDINGS &           ACCUMULATED    DATE     STATEMENTS
     NAME                  DESCRIPTION          IMPROVEMENTS  TOTAL   DEPRECIATION  ACQUIRED   IS COMPUTED
-------------------------------------------------------------------------------------------------------------
Stygler Village   Low income housing project          $4,995  $4,995        $1,962  10/07/88  27 1/2 years
                  Located in Gahanna, Ohio

St. Martins       Low-income housing project           2,184   2,184           886   1/31/89  27 1/2 years
                  Located in Seattle, Washington

Willow Creek      Low-income housing project           1,486   1,609           583   3/02/89  27 1/2 years
                  Located in Bartlesville, OK

Willow Gardens    Low-income housing project           1,721   1,815           674   3/02/89  27 1/2 years
                  Located in Bartlesville, OK

Willow Park       Low-income housing project           1,633   1,790           642   3/02/89  27 1/2 years
                  Located in Bartlesville, OK

Willow Rock       Low-income housing project           1,704   1,852           653   3/02/89  27 1/2 years
                  Located in Bartlesville, OK

Wildwood I        Low-income housing project           1,861   1,984           673  12/01/89  27 1/2 years
                  Located in Columbus, OH

Wildwood II       Low-income housing project           1,527   1,644           550  12/01/89  27 1/2 years
                  Located in Columbus, OH

Wildwood III      Low-income housing project           1,784   1,962           629  12/01/89  27 1/2 years
                  Located in Columbus, OH



                                    CONTINUED

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1999

                                     (2 OF 4)
                                 (In Thousands)


                                                                                          COST
                                                                                      CAPITALIZED
                                                                    INITIAL COST TO  SUBSEQUENT TO
                                                                      PARTNERSHIP     ACQUISITION
                                                                ---------------------------------------------
        PARTNERSHIP                                                    BUILDING &
           NAME            DESCRIPTION           ENCUMBRANCES   LAND  IMPROVEMENTS IMPROVEMENTS   LAND
-------------------------------------------------------------------------------------------------------------
Melrose Village   Low income housing project            1,086     89           983           72     89
                  Located in Findlay, OH

Summit Square     Low-income housing project            3,324    105         3,327           54    105
                  Located in Dayton, OH

Washington Court  Low-income housing project            1,007     81           932            9     81
House             Located in Washington CH, OH

Griggs Village    Low-income housing project              581     36           610           25     36
                  Located in Columbus, OH

Hebron Village    Low-income housing project              659     45           603            9     45
                  Located in Hebron, OH

Aspen I           Low-income housing project              922     70           997           29     70
                  Located in Gaylord, MI

Birch Lake        Low-income housing project              785     56           805           58     56
                  Located in Ludington, MI

Century Place     Low-income housing project            2,266    138         1,990          561    138
                  Located in Greenville, MI

Glendale          Low-income housing project              383     27           414            6     27
                  Located in Scottville, MI

Lakeside          Low-income housing project            1,231     76         1,023          239     76
                  Located in Cadillac, MI

                                                            GROSS
                                                   AMOUNT AT WHICH CARRIED                    LIFE ON WHICH
                                                     AT CLOSE OF PERIOD                      DEPRECIATION IN
                                                 ---------------------------------            LATEST INCOME
        PARTNERSHIP                              BUILDINGS &          ACCUMULATED    DATE     STATEMENTS IS
           NAME            DESCRIPTION          IMPROVEMENTS  TOTAL  DEPRECIATION  ACQUIRED    COMPUTED
-----------------------------------------------------------------------------------------------------------
Melrose Village   Low income housing project           1,055   1,144           361  12/01/89  27 1/2 years
                  Located in Findlay, OH

Summit Square     Low-income housing project           3,381   3,486         1,226  12/01/89  27 1/2 years
                  Located in Dayton, OH

Washington Court  Low-income housing project             941   1,022           339  12/01/89  27 1/2 years
House             Located in Washington CH, OH

Griggs Village    Low-income housing project             635     671           222  12/01/89  27 1/2 years
                  Located in Columbus, OH

Hebron Village    Low-income housing project             612     657           221  12/01/89  27 1/2 years
                  Located in Hebron, OH

Aspen I           Low-income housing project           1,026   1,096           336  12/28/89  27 1/2 years
                  Located in Gaylord, MI

Birch Lake        Low-income housing project             863     919           312  12/28/89  27 1/2 years
                  Located in Ludington, MI

Century Place     Low-income housing project           2,551   2,689           811  12/28/89  27 1/2 years
                  Located in Greenville, MI

Glendale          Low-income housing project             420     447           155  12/28/89  27 1/2 years
                  Located in Scottville, MI

Lakeside          Low-income housing project           1,262   1,338           433  12/28/89  27 1/2 years
                  Located in Cadillac, MI


                                   CONTINUED

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1999

                                    ( 3 OF 4)
                                 (In Thousands)

                                                                                        COST
                                                                                     CAPITALIZED
                                                                 INITIAL COST TO    SUBSEQUENT TO
                                                                   PARTNERSHIP       ACQUISITION
                                                               -------------------------------------------------
PARTNERSHIP                                                           BUILDING &
    NAME                    DESCRIPTION          ENCUMBRANCES  LAND  IMPROVEMENTS  IMPROVEMENTS   LAND
----------------------------------------------------------------------------------------------------------------
Park Terrace      Low income housing project              911     73         1,065           19     73
                  Located in Williamston, MI

Traverse Woods    Low-income housing project              921     71         1,054           51     71
                  Located in Petoskey, MI

Traverse Woods II Low-income housing project            1,540    117         1,733          707    117
                  Located in Petoskey, MI

Bingham Terrace   Low-income housing project            1,336     16         1,092          381     20
                  Located in Cadiz, OH

Coal Township     Low-income housing project            4,642    150         4,511          873    150
                  Located in Coal Township, PA

Hazelwood         Low-income housing project            5,099    200         4,379          504    200
                  Located in Luzerne County, PA

Mahanoy           Low-income housing project            5,541    125         5,915          886    125
                  Located in Mahanoy City, PA

Reserch Park      Low-income housing project           11,914    850         9,678       (4,033)   436
                  Located in Detroit, MI

Young Manor       Low-income housing project            6,975    400         6,512          269    400
                  Located in Detroit, MI

West Allegheny    Low-income housing project            2,791     50           836          933     50
                  Located in Philadelphia, PA
                                                  ---------------------------------------------------------
                                          TOTALS
                                                      $71,104 $3,715       $66,328      $ 2,698 $3,305
                                                  =========================================================

                                                     GROSS
                                            AMOUNT AT WHICH CARRIED                           LIFE ON WHICH
                                               AT CLOSE OF PERIOD                            DEPRECIATION IN
                                            ---------------------------------------------     LATEST INCOME
PARTNERSHIP                                       BUILDINGS &          ACCUMULATED    DATE    STATEMENTS IS
    NAME                    DESCRIPTION         IMPROVEMENTS  TOTAL   DEPRECIATION  ACQUIRED    COMPUTED
-------------------------------------------------------------------------------------------------------------
Park Terrace      Low income housing project           1,084   1,157           400  12/28/89  27 1/2 years
                  Located in Williamston, MI

Traverse Woods    Low-income housing project           1,105   1,176           409  12/28/89  27 1/2 years
                  Located in Petoskey, MI

Traverse Woods II Low-income housing project           2,440   2,557           783  12/28/89  27 1/2 years
                  Located in Petoskey, MI

Bingham Terrace   Low-income housing project           1,473   1,493           351  12/29/89    40 years
                  Located in Cadiz, OH

Coal Township     Low-income housing project           5,384   5,534         1,819  12/29/89  27 1/2 years
                  Located in Coal Township, PA

Hazelwood         Low-income housing project           4,883   5,083         1,664  12/29/89  27 1/2 years
                  Located in Luzerne County, PA

Mahanoy           Low-income housing project           6,801   6,926         2,393  12/29/89  27 1/2 years
                  Located in Mahanoy City, PA

Reserch Park      Low-income housing project           5,645   6,081         2,030  12/31/89  27 1/2 years
                  Located in Detroit, MI

Young Manor       Low-income housing project           6,780   7,180         2,470  12/31/89  27 1/2 years
                  Located in Detroit, MI

West Allegheny    Low-income housing project           1,769   1,819         1,089   3/27/90    40 Years
                  Located in Philadelphia, PA
                                                -------------------------------------------------------------

                                          TOTALS
                                                     $69,006 $72,311       $25,116
                                                ===================================

                    NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 1999

                                    (4 OF 4)
                                 (In Thousands)


                                                          December 31
                                              --------------------------------
Real Estate:                                     1999        1998        1997
-------------------------------------------   --------    --------    --------

Balance at beginning of period:               $ 74,725    $ 79,681    $ 79,868

     Additions during period:
       Improvements                                697         522         898

     Deductions during period **:               (3,111)     (5,478)     (1,085)
                                              --------    --------    --------


Balance at end of period *:                   $ 72,311    $ 74,725    $ 79,681
                                              ========    ========    ========

Accumulated Depreciation:
-------------------------------------------

Balance at beginning of period:               $ 22,421    $ 21,247    $ 18,572

     Additions during period:
       Depreciation expense                      2,695       2,812       2,700

     Deductions during period:                       -      (1,638)        (25)
                                              --------    --------    --------

Balance at end of period:                     $ 25,116    $ 22,421    $ 21,247
                                              ========    ========    ========


* Aggregate costs for federal income tax purposes were $72,311,000, $74,725,000 and $79,681,000 at December 31, 1999, 1998, and 1997 respectively.

** Includes deductions for impairment loss in 1999 & 1998 and primarily assets transferred to lender in 1997.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              National Housing Trust Limited Partnership
                              By:  NHT, Inc.  General Partner

Date:  March 22, 2000         /s/James A. Bowman
       --------------         ---------------------------------------------
                              James A. Bowman, President
                              and Chief Executive Officer, NHT, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                      * * * * *

Date:  March 22, 2000         By /s/James A. Bowman
       --------------         ---------------------------------------------
                              James A. Bowman, Trustee
                              President and CEO, NHT, Inc.

                                                 * * * * *

Date:  March 22, 2000         By /s/Robert M. Snow
       --------------         ---------------------------------------------
                              Robert M. Snow, Trustee,
                              Vice President and Secretary, NHT, Inc.

                                                 * * * * *

Date:  March 22, 2000         By /s/Susan E. Basting
       --------------         ---------------------------------------------
                              Susan E. Basting, Trustee
                              Chief Financial Officer and Treasurer, NHT, Inc.