Form 10-Q
period 2000-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2000-05-15
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      for the quarter ended March 31, 2000


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                            March 31, 2000 FORM 10-Q

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                         PAGE NO.
-----------------------------                                         --------

Item 1.     Unaudited Combined Financial Statements

      Combined Balance Sheets ............................................ 3

      Combined Statements of Operations .................................. 5

      Combined Statements of Cash Flows .................................. 6

      Notes to Combined Financial Statements ............................. 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................................. 8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....13

PART II OTHER INFORMATION
-------------------------

      Other Information ..................................................14

      Signatures .........................................................15

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (In Thousands)




                                               March 31          December 31
ASSETS                                           2000               1999
-------------------------------------------   ----------        -------------
Current Assets:
     Cash and cash equivalents                $      962           $      914
     Tenants' security deposits                      461                  439
     Mortgage escrow deposits                        654                  551
     Prepaid expenses and other assets               853                  822
                                              ----------           ----------
          Total current assets                     2,930                2,726
                                              ----------           ----------


Restricted Cash:                                   5,952                6,042
                                              ----------           ----------

Rental property:
     Buildings and improvements                   69,006               69,006
     Furniture and equipment                       2,512                2,512
                                              ----------           ----------
                                                  71,518               71,518
       Less accumulated depreciation             (27,867)             (27,149)
                                              ----------           ----------
                                                  43,651               44,369
     Land                                          3,305                3,305
                                              ----------           ----------
                                                  46,956               47,674
                                              ----------           ----------

          Total assets                        $   55,838           $   56,442
                                              ==========           ==========


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL               March 31,          December 31,
                                                  2000                1999
------------------------------------------   ----------------    --------------
                                               (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses   $          2,592    $        2,359
     Rents received in advance                             65               177
     Deposits held                                        456               445
     Accrued interest on mortgage notes
      payable                                             251               279
     Current maturities of term debt                    1,088             1,088
                                             ----------------    --------------

          Total current liabilities                     4,452             4,348
                                             ----------------    --------------

Term debt, less current maturities:
     Mortgage notes payable                            39,177            39,436
     Promissory notes, including accrued
        interest payable                               31,046            30,580
                                             ----------------    --------------
                                                       70,223            70,016
                                             ----------------    --------------


Partners' capital:
     General Partners:
       NHT, Inc.                                          (24)              (24)
       Other Operating General Partners                  (150)             (141)

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                            (18,663)          (17,757)
                                             ----------------    --------------

                                                      (18,837)          (17,922)
                                             ----------------    --------------

          Total liabilities and partners'
           capital                           $         55,838    $       56,442
                                             ================    ==============



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (In Thousands, except per Unit Amounts)


                                                        2000          1999
                                                      -------        -------
Revenues:
     Rental revenues                                   $ 2,889        $ 2,911
     Other income                                          118            108
                                                       -------        -------

        Total revenues                                   3,007          3,019
                                                       -------        -------

Expenses:
     Administration                                        467            435
     Operating and maintenance                             751            663
     Management fees                                       238            322
     Partnership asset management fees                      82             80
     Utilities                                             400            383
     Taxes and insurance                                   458            475
     Depreciation and amortization                         705            695
                                                       -------        -------

        Total expenses                                   3,101          3,053
                                                       -------        -------

        Loss from rental operations                        (94)           (34)
                                                       -------        -------

Other revenues and (expenses):
     Interest income                                        48             48
     Interest expense                                     (869)          (865)
                                                       -------        -------

          Net loss                                     $  (915)       $  (851)
                                                       =======        =======

Net loss per limited partnership unit                  $ (0.90)       $ (0.84)
                                                       =======        =======



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In Thousands)

                                                        2000          1999
                                                      ------        ------
Cash flows from operating activities:
     Net loss                                         $ (915)       $ (851)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                  705           695
          Accrued interest on promissory notes           466           431
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other
           assets                                       (143)         (191)
          Increase in accounts payable
           and accrued expenses                          233           569
          Decrease in other current liabilities         (129)          (83)
                                                      ------        ------
Cash provided by operations                              217           570
                                                      ------        ------

Investing activities:
     Additions to buildings, furniture and
       equipment, net                                      -          (341)
     Withdrawals (deposits) to restricted cash, net       90          (366)
                                                      ------        ------
        Cash used for investing activities                90          (677)
                                                      ------        ------

Financing Activities:
     Additions to term debt                                -            50
     Payments of term debt                              (259)         (238)
                                                      ------        ------
       Net cash used for financing activities           (259)         (188)
                                                      ------        ------

Increase (decrease) in cash and cash equivalents          48          (295)

Cash and cash equivalents beginning of  year             914           982
                                                      ------        ------

Cash and cash equivalents end of period               $  962        $  687
                                                      ======        ======



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

Properties
----------

As of March  31, 2000, average occupancy of the Properties was 95%.

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

Other Property Issues
---------------------

At March 31, 2000, six other Properties have been having some cash flow difficulties. Many of these properties have had an increase in operating expenses or lower occupancy.

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

At March 31, 2000 restricted cash was $5,952,000. The restricted cash was composed of the Investment Partnership reserve of $444,000 and Operating Partnership reserves of $5,508,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1999 the General Partner voluntarily deferred payment of $635,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The March 31, 2000 net loss of $915,000 increased 7.5% from the March 31, 1999 net loss of $851,000. The reasons for the differences are discussed below.

Total revenue increased $12,000 (0.4%) when comparing the three months ended March 31, 2000 and 1999.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2000 and 1999 were $2,396,000 and $2,358,000, respectively. The
$38,000 (1.6%) increase in expenses between 2000 and 1999 primarily relates to an increase in operating and maintenance expense of $88,000 (13.3%), a decrease in management fees of $84,000 (26.1%), and a increase in administrative expense of $32,000 (7.4%). The increase in operating and maintenance expenses relates to an increase at several of the properties relating to improvements done in first quarter. The decrease in first quarter management fees relates to less
properties taking an incentive management fee this year.   The increase in
administrative expnese relates to an increase in bad debts and manager salaries at several of the properties.

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



ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    Housing Trust Limited Partnership
                                    ---------------------------------
                                             (Registrant)



Date   May 11, 2000                By /s/ James A. Bowman
       ---------------------         -------------------------------
                                    James A. Bowman
                                    President, NHT, Inc.



Date   May 11, 2000                By /s/ Susan E. Basting
       --------------------          --------------------------------
                                    Susan E. Basting
                                    Treasurer, NHT, Inc.