Form 10-Q
period 2000-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2000-08-14
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       for the quarter ended June 30, 2000


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                             JUNE 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                         PAGE NO.
-----------------------------                                         --------

Item 1.   Unaudited Combined Financial Statements


      Combined Balance Sheets................................................3

      Combined Statements of Operations .....................................5

      Combined Statements of Cash Flows......................................7

      Notes to Combined Financial Statements.................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations......................................................9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .......13

PART II   OTHER INFORMATION
---------------------------

      Other Information.....................................................14

      Signatures............................................................15

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (In Thousands)




                                                  June 30           December 31
ASSETS                                              2000                1999
-----------------------------------------      --------------     --------------

Current Assets:
     Cash and cash equivalents                $        1,015     $          914
     Tenants' security deposits                          468                439
     Mortgage escrow deposits                            884                551
     Prepaid expenses and other assets                   828                822
                                               --------------     --------------
          Total current assets                         3,195              2,726
                                               --------------     --------------


Restricted Cash:                                       6,052              6,042
                                               --------------     --------------

Rental property:
     Buildings and improvements                       69,181             69,006
     Furniture and equipment                           2,507              2,512
                                               --------------     --------------
                                                      71,688             71,518
       Less accumulated depreciation                (28,570)           (27,149)
                                               --------------     --------------
                                                      43,118             44,369
     Land                                              3,305              3,305
                                               --------------     --------------
                                                      46,423             47,674
                                               --------------     --------------

          Total assets                        $       55,670     $       56,442
                                               ==============     ==============



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)


LIABILITIES AND PARTNERS' CAPITAL                     June 30,                December 31,
                                                        2000                      1999
-------------------------------------------------  ----------------          ----------------
                                                     (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses      $       3,212                 $       2,359
     Rents received in advance                             46                           177
     Deposits held                                        461                           445
     Accrued interest on mortgage notes payable           254                           279
     Current maturities of term debt                    1,088                         1,088
                                                  -------------                 ------------

          Total current liabilities                     5,061                         4,348
                                                  -------------                 ------------

Term debt, less current maturities:
     Mortgage notes payable                            38,913                        39,436
     Promissory notes, including accrued
        interest payable                               31,391                        30,580
                                                  -------------                 ------------
                                                       70,304                        70,016
                                                  -------------                 ------------


Partners' capital:
     General Partners:
       NHT, Inc.                                         (25)                          (24)
       Other Operating General Partners                 (158)                         (141)

     Limited partners:
       Issued and outstanding 1,014,668
          investment units                           (19,512)                      (17,757)
                                                  -------------                 ------------

                                                     (19,695)                      (17,922)
                                                  -------------                 ------------
          Total liabilities and partners'
            capital                             $      55,670                 $      56,442
                                                  =============                 ============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                     (In Thousands, except per Unit Amounts)


                                                2000                  1999
                                           ---------------       ---------------
Revenues:

     Rental revenues                     $         2,876       $         2,903
     Other income                                    110                    99
                                           ---------------       ---------------

        Total revenues                             2,986                 3,002
                                           ---------------       ---------------

Expenses:
     Administration                                  475                   367
     Operating and maintenance                       647                   633
     Management fees                                 298                   260
     Partnership asset management fees                82                    80
     Utilities                                       333                   350
     Taxes and insurance                             462                   434
     Depreciation and amortization                   704                   714

        Total expenses                             3,001                 2,838
                                           ---------------       ---------------

        Loss from rental operations                 (15)                   164
                                           ---------------       ---------------

Other revenues and (expenses):
     Interest income                                  29                    47
     Interest expense                               (872)                 (848)
                                           ---------------       ---------------


          Net loss                       $          (858)      $          (637)
                                           ===============       ===============



Net loss per limited partnership unit    $         (0.85)      $         (0.63)
                                           ===============       ===============




                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                     (In Thousands, except per Unit Amounts)

                                                    2000                1999
                                                ------------        ------------
Revenues:
     Rental revenues                          $      5,764        $      5,814
     Other income                                      229                 206
                                                ------------        ------------

        Total revenues                               5,993               6,020
                                                ------------        ------------

Expenses:
     Administration                                    941                 801
     Operating and maintenance                       1,398               1,296
     Management fees                                   536                 583
     Partnership asset management fees                 163                 160
     Utilities                                         736                 733
     Taxes and insurance                               919                 908
     Depreciation and amortization                   1,409               1,409
                                                ------------        ------------

        Total expenses                               6,102               5,890
                                                ------------        ------------

        Income (loss) from rental operations         (109)                 130
                                                ------------        ------------

Other revenues and (expenses):
     Interest income                                    78                  95
     Interest expense                               (1,742)             (1,714)
                                                ------------        ------------


          Net loss                            $     (1,773)       $     (1,489)
                                                ============        ============



Net loss per limited partnership unit         $      (1.75)       $      (1.47)
                                                ============        ============


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In Thousands)

                                                             2000                      1999
                                                         --------------             -------------
Cash flows from operating activities:
     Net loss                                          $      (1,773)             $     (1,489)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                         1,409                     1,409
          Accrued interest on promissory notes                    811                       848
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other
              assets                                            (356)                     (209)
          Increase in accounts payable
              and accrued expenses                                853                       565
          Decrease in other current liabilities                 (140)                      (68)
                                                         --------------             -------------
Cash provided by operations                                       804                     1,056
                                                         --------------             -------------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                          (170)                     (670)
     Deposits to restricted cash, net                            (10)                      (48)
                                                         --------------             -------------
        Cash used for investing activities                      (180)                     (718)
                                                         --------------             -------------

Financing Activities:
     General partners cash distributions                            -                      (57)
     Additions to term debt                                         -                        56
     Payments of term debt                                      (523)                     (475)
                                                         --------------             -------------
       Net cash used for financing activities                   (523)                     (476)
                                                         --------------             -------------

Increase (decrease) in cash and cash equivalents                  101                     (138)

Cash and cash equivalents beginning of year                       914                       982
                                                         --------------             -------------

Cash and cash equivalents end of period                $        1,015             $         844
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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 1999 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.

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

Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rates levels and the availability of financing.

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

Properties
----------

As of June 30, 2000, average occupancy of the Properties was 94%.

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

Other Property Issues
---------------------
At June 30, 2000, four other Properties have been having some cash flow difficulties. Many of these properties have had an increase in operating expenses or lower occupancy.

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

At June 30, 2000 restricted cash was $6,052,000. The restricted cash was composed of the Investment Partnership reserve of $504,000 and Operating Partnership reserves of $5,548,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1999 the General Partner voluntarily deferred payment of $635,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The June 30, 2000 net loss of $1,773,000 increased 19.1% from the June 30, 1999 net loss of $1,489,000. The reasons for the differences are discussed below.

Total revenue decreased $27,000 (0.4%) when comparing the three months ended June 30, 2000 and 1999.

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2000 and 1999 were $4,693,000 and $4,481,000, respectively. The
$212,000 (4.7%) increase in expenses between 2000 and 1999 primarily relates to an increase in operating and maintenance expense of $120,000 (7.3%), a decrease in management fees of $47,000 (8.1%), and a increase in administrative expense of $140,000 (17.5%). The increase in operating and maintenance expenses relates to an increase at several of the properties relating to improvements done in first and second quarter. The decrease in management fees relates to less properties taking an incentive management fee this year. The increase in administrative expense relates to an increase in bad debts and manager salaries at several of the properties.

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
                           ------------------------------------------
                                          (Registrant)



Date   August 11, 2000                By /s/ James A. Bowman
       --------------------              -----------------------------
                                     James A. Bowman
                                     President, NHT, Inc.



Date  August 11, 2000                 By /s/ Susan E. Basting
      -------------------                -----------------------------
                                     Susan E. Basting
                                     Treasurer, NHT, Inc.