Form 10-Q
period 2000-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2000-11-14
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    for the quarter ended September 30, 2000


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          SEPTEMBER 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                          PAGE NO.
-----------------------------                                                          --------
Item 1.    Unaudited Combined Financial Statements


      Combined Balance Sheets.................................................................3

      Combined Statements of Operations ......................................................5

      Combined Statements of Cash Flows.......................................................7

      Notes to Combined Financial Statements..................................................8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations......................................................................9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .......................13

PART II   OTHER INFORMATION
---------------------------

      Other Information......................................................................14

      Signatures.............................................................................15

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
 COMBINED BALANCE SHEETS SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (In Thousands)



                                                      September 30                         December 31
ASSETS                                                    2000                                 1999
----------------------------------------------       ---------------                      ---------------
Current Assets:
     Cash and cash equivalents                     $            971                     $            914
     Tenants' security deposits                                 468                                  439
     Mortgage escrow deposits                                   746                                  551
     Prepaid expenses and other assets                          943                                  822
                                                     --------------                       --------------
          Total current assets                                3,128                                2,726
                                                     --------------                       --------------

Restricted Cash:                                              6,114                                6,042
                                                     --------------                       --------------
Rental property:
     Buildings and improvements                              69,444                               69,006
     Furniture and equipment                                  2,509                                2,512
                                                     --------------                       --------------
                                                             71,953                               71,518
       Less accumulated depreciation                       (29,274)                             (27,149)
                                                     --------------                       --------------
                                                             42,679                               44,369
     Land                                                     3,305                                3,305
                                                     --------------                       --------------
                                                             45,984                               47,674
                                                     --------------                       --------------

          Total assets                             $         55,226                     $         56,442
                                                     ==============                       ==============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)


LIABILITIES AND PARTNERS' CAPITAL                    September 30                       December 31
                                                         2000                               1999
-------------------------------------------------  ----------------                    ---------------
                                                     (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses       $          3,251                    $          2,359
     Rents received in advance                                 35                                 177
     Deposits held                                            465                                 445
     Accrued interest on mortgage notes payable               258                                 279
     Current maturities of term debt                        1,088                               1,088
                                                   --------------                      --------------

          Total current liabilities                         5,097                               4,348
                                                   --------------                      --------------
Term debt, less current maturities:
     Mortgage notes payable                                38,641                              39,436
     Promissory notes, including accrued
        interest payable                                   31,890                              30,580
                                                   --------------                      --------------
                                                           70,531                              70,016
                                                   --------------                      --------------

Partners' capital:
     General Partners:
       NHT, Inc.                                             (26)                                (24)
       Other Operating General Partners                     (165)                               (141)

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                               (20,211)                            (17,757)
                                                   --------------                      --------------

                                                         (20,402)                            (17,922)
                                                   --------------                      --------------
          Total liabilities and partners'
             capital                              $         55,226                    $        56,442
                                                   ===============                     ==============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (In Thousands, except per Unit Amounts)

                                                                        2000                         1999
                                                                   ---------------              ----------------
Revenues:
     Rental revenues                                             $         2,933              $          2,919
     Other income                                                            133                           109
                                                                  --------------               ---------------

        Total revenues                                                     3,066                         3,028
                                                                  --------------               ---------------
Expenses:
     Administration                                                          375                           465
     Operating and maintenance                                               847                           592
     Management fees                                                         235                           243
     Partnership asset management fees                                        82                            80
     Utilities                                                               335                           278
     Taxes and insurance                                                     402                           440
     Depreciation and amortization                                           703                           716
                                                                  --------------               ---------------

        Total expenses                                                     2,979                         2,814
                                                                  --------------               ---------------

        Loss from rental operations                                           87                           214
                                                                  --------------               ---------------
Other revenues and (expenses):
     Interest income                                                          96                            66
     Interest expense                                                       (890)                         (850)
                                                                  --------------               ---------------

          Net loss                                               $          (707)             $           (570)
                                                                  ==============               ===============

Net loss per limited partnership unit                            $         (0.70)             $          (0.56)
                                                                  ==============               ===============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (In Thousands, except per Unit Amounts)



                                                                       2000                          1999
                                                                  --------------               ---------------
Revenues:
     Rental revenues                                             $         8,698              $          8,734
     Other income                                                            361                           315
                                                                  --------------               ---------------

        Total revenues                                                     9,059                         9,049
                                                                  --------------               ---------------
Expenses:
     Administration                                                        1,316                         1,267
     Operating and maintenance                                             2,245                         1,888
     Management fees                                                         771                           826
     Partnership asset management fees                                       245                           239
     Utilities                                                             1,069                         1,011
     Taxes and insurance                                                   1,322                         1,349
     Depreciation and amortization                                         2,113                         2,125
                                                                  --------------               ---------------

        Total expenses                                                     9,081                         8,705
                                                                  --------------               ---------------

        Income (loss) from rental operations                                 (22)                          344
                                                                  --------------               ---------------
Other revenues and (expenses):
     Interest income                                                         174                           160
     Interest expense                                                     (2,632)                       (2,563)
                                                                  --------------               ---------------

          Net loss                                               $        (2,480)             $         (2,059)
                                                                  ==============               ===============

Net loss per limited partnership unit                            $         (2.44)             $          (2.03)
                                                                  ==============               ===============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (In Thousands)

                                                            2000                      1999
                                                        ------------               -----------
Cash flows from operating activities:
     Net loss                                          $      (2,480)             $     (2,059)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                         2,113                     2,125
          Accrued interest on promissory notes                  1,268                     1,276
     Changes in operating assets and liabilities:
          Increase in deposits, prepaids and other              (333)                     (243)
assets
          Increase in accounts payable
              and accrued expenses                                892                       450
          Decrease in other current liabilities                 (143)                      (96)
                                                        -------------              ------------
Cash provided by operations                                     1,317                     1,453
                                                        -------------              ------------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                          (435)                     (889)
     Deposits to restricted cash, net                            (72)                      (60)
                                                        -------------              ------------
        Cash used for investing activities                      (507)                     (949)
                                                        -------------              ------------
Financing Activities:
     General partners cash distributions                            -                      (57)
     Additions to term debt                                        42                        56
     Payments of term debt                                      (795)                     (718)
                                                        -------------              ------------
       Net  cash used for financing activities                  (753)                     (719)
                                                        -------------              ------------

Increase (decrease) in cash and cash equivalents                   57                     (215)

Cash and cash equivalents beginning of  year                      914                       982
                                                        -------------              ------------

Cash and cash equivalents end of period                $          971             $         767
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

Properties
----------

As of September 30, 2000, average occupancy of the Properties was 95%.

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

A Detroit, Michigan Property
----------------------------
During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. During 1999, the property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the Managing General Partner continues to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000, the property continues to have cash flow difficulties. At this time, there is no assurance as to how these matters will be resolved.

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

Four Oklahoma Properties
------------------------
The four Oklahoma Properties are part of the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Restructuring could significantly reduce the cash flow of the Properties, potentially causing the Properties to be unable to cover their expenses, as well as potentially creating debt forgiveness taxable income. It is uncertain at this time as to how restructuring will affect these properties.

Other Property Issues
---------------------
At September 30, 2000, four other Properties have been having some cash flow difficulties. Many of these properties have had an increase in operating expenses or lower occupancy.

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

At September 30, 2000 restricted cash was $6,114,000. The restricted cash was composed of the Investment Partnership reserve of $508,000 and Operating Partnership reserves of $5,606,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 1999 the General Partner voluntarily deferred payment of $635,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The September 30, 2000 net loss of $2,480,000 increased 20.4% from the September 30, 1999 net loss of $2,059,000. The reasons for the differences are discussed below.

Total revenue increased $10,000 (0.1%) when comparing the nine months ended September 30, 2000 and 1999.

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 2000 and 1999 were $6,968,000 and $6,580,000, respectively. The $388,000 (5.9%) increase in expenses between 2000 and 1999 primarily relates to an increase in operating and maintenance expense of $357,000 (18.9%), a decrease in management fees of $55,000 (6.7%), an increase in administrative expense of $49,000 (3.9%), and an increase in utilities of $58,000 (5.7%). The increase in operating and maintenance expenses relates to an increase at several of the properties relating to an increase in improvements and maintenance expenses for these older properties. The decrease in management fees relates to less properties taking an incentive management fee this year. The increase in administrative expense relates to an increase in bad debts and manager salaries at several of the properties. The increase in utilities relates to a general increase in utilities costs during 2000.

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
                  ------------------------------------------
                                 (Registrant)



Date November 13, 2000             By /s/ James A. Bowman
     --------------------------      ---------------------------------
                                   James A. Bowman
                                   President, NHT, Inc.

Date November 13, 2000             By /s/ Susan E. Basting
     --------------------------      ---------------------------------
                                   Susan E. Basting
                                   Treasurer, NHT, Inc.