Form 10-K405
period 2000-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2001-03-30
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000


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

                                Yes X No _____
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The Exhibit Index is located on page 28 of this Report.

                        This Report contains 38 pages.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
                                                                                             Page
  Item  1.    Business....................................................................    3
  Item  2.    Properties..................................................................    4
  Item  3.    Legal proceedings...........................................................    5
  Item  4.    Submission of matters to a vote of security holders.........................    5


                                     PART II

  Item  5.    Market for the registrant's partnership
              interests and related partnership matters...................................    5
  Item  6.    Selected financial data.....................................................    6
  Item  7.    Management's discussion and analysis of
              financial condition and results of operations...............................    7
  Item  7A.   Quantitative and qualitative disclosures about market risk..................   12
  Item  8.    Financial statements and supplementary data.................................   12

                                    PART III

  Item  9.    Changes in and disagreements with accountants on
              accounting and financial disclosure.........................................   27
  Item 10.    Directors and executive officers of the registrant..........................   27
  Item 11.    Executive compensation......................................................   27
  Item 12.    Security ownership of certain beneficial owners
              and management..............................................................   27
  Item 13.    Certain relationships and related transactions..............................   28


                                     PART IV

  Item 14.    Exhibits, financial statement schedules and reports
              on Form 8-K.................................................................   28

FORM 10-K AVAILABLE
A copy of the National Housing Trust Limited Partnership 2000 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

                  James A. Bowman
                  President
                  NHT, Inc.
                  2335 North Bank Drive
                  Columbus, OH  43220

                                    Part I
                                    ------

ITEM 1    BUSINESS

National Housing Trust Limited Partnership (NHTLP), a Delaware limited partnership (the "Investment Partnership"), was formed on July 9, 1987 to invest in low-income housing developments (the "Properties") throughout the United States through acquisition of a 98.9% limited partnership interest in project specific operating Partnerships ("Operating Partnerships"). NHT, Inc. (The "General Partner" or "NHT, Inc.") serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

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

After completion of the public offering, the Investment Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the low-income housing tax credit ("LIHTC") established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Development Authority of the U.S. Department of Agriculture (RD), or various state and local housing finance agencies.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 2    PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 2000, are listed below:

                                                                                           Number       Occupancy of
Partnership Name                                                         State             of Units         Units
---------------------------------------------------------------------    ---------------   ---------    -------------
Aspen NHT Apartments Company Limited Partnership                         Michigan             48             46
Birch Lake NHT Apartments Company Limited Partnership                    Michigan             48             45
Century Place NHT Apartments Company Limited Partnership                 Michigan             96             92
Glendale NHT Apartments Company Limited Partnership                      Michigan             28             24
Lakeside NHT Apartments Company Limited Partnership                      Michigan             64             60
Park Terrace NHT Apartments Company Limited Partnership                  Michigan             48             48
Traverse Woods NHT Apartments Company Limited Partnership                Michigan             48             45
Traverse Woods II NHT Apartments Company Limited Partnership             Michigan             80             79
RP Limited Dividend Housing Association Limited Partnership              Michigan            245            224
YM Limited Dividend Housing Association Limited Partnership              Michigan            153            148
Bingham Terrace Limited Partnership                                      Ohio                 56             53
Griggs Village Limited Partnership                                       Ohio                 44             44
Hebron Village Limited Partnership                                       Ohio                 40             33
Melrose Village I Limited Partnership                                    Ohio                 56             51
Stygler Village Limited Partnership                                      Ohio                150            145
Summit Square Limited Partnership                                        Ohio                152            150
Washington Court House I Limited Partnership                             Ohio                 60             60
Wildwood Village I Limited Partnership                                   Ohio                 94             91
Wildwood Village II Limited Partnership                                  Ohio                 86             86
Wildwood Village III Limited Partnership                                 Ohio                 92             92
W-C Apartments Limited Partnership                                       Oklahoma             64             53
W-G Apartments Limited Partnership                                       Oklahoma             47             46
W-P Apartments Limited Partnership                                       Oklahoma             76             70
W-R Apartments Limited Partnership                                       Oklahoma             76             74
Coal Township Limited Partnership                                        Pennsylvania        101             97
Hazelwood Limited Partnership                                            Pennsylvania        100             99
Mahanoy Limited Partnership                                              Pennsylvania        125            122
West Allegheny Partners Limited Partnership                              Pennsylvania         46             38
Springchase Apartments Limited Partnership                               Texas               164              *
Trinidad Apartments Limited Partnership                                  Texas               124              *
St. Martins Associates                                                   Washington           53             52

*These two Operating Partnerships lost their Properties in a December 1997 foreclosure sale; therefore, the year-end occupancy is listed as -0-. These Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved once all litigation has been resolved.

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


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II
                                    -------

ITEM 5 MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 2000, there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP ("Units"). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership's investments in the Operating Partnerships. In addition, in Management's judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

General
-------

ITEM 6    SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its substantially wholly-owned Operating Partnerships.

                                                               Years Ending December 31,
(In thousands, except per Unit data)
                                                 2000        1999        1998        1997          1996
                                                                                  Restated (2)  Restated (2)
                                              ---------    --------    --------   ------------  -----------
Combined Statement of Operations Data:

Revenues                                      $  12,293    $ 12,172    $ 12,174    $  12,900    $    12,699
Expenses (3)                                     (9,592)    (12,546)    (13,176)      (9,921)       (11,970)
Depreciation and amortization                    (2,723)     (2,833)     (2,993)      (2,967)        (2,995)
                                              ---------    --------    --------    ---------    -----------
Income (loss) from rental operations                (22)     (3,207)     (3,995)          12         (2,266)
                                              ---------    --------    --------    ---------    -----------

Other revenues and expenses
     Interest income                                265         232         273          270            252
     Interest expense                            (3,649)     (3,542)     (3,514)      (3,434)        (3,490)
                                              ---------    --------    --------    ---------    -----------

     Loss before extraordinary gain           $  (3,406)     (6,517)     (7,236)   $  (3,152)   $    (5,504)
     Extraordinary gain                               -           -         200        2,196              -
                                              ---------    --------    --------    ---------    -----------

     Net loss                                 $  (3,406)     (6,517)     (7,036)   $    (956)   $    (5,504)
                                              =========    ========    ========    =========    ===========

     Loss per unit before extraordinary
      gain                                    $   (3.36)      (6.42)      (7.13)   $   (3.10)   $     (5.42)
     Extraordinary gain per unit                      -           -         .20         2.16              -
                                              ---------    --------    --------    ---------    ===========

     Net loss per Unit                        $   (3.36)      (6.42)      (6.93)   $    (.94)   $     (5.42)
                                              =========    ========    ========    =========    ===========

                                                                     December 31,
Combined Balance Sheet Data:                     2000        1999        1998        1997          1996
                                                                                  Restated (2)  Restated (2)
                                              ---------    --------    --------   ------------  -----------
Total assets (3)                              $  54,393      56,442      61,509    $  67,437    $    70,416
                                              =========    ========    ========    =========    ===========

Term debt (1)                                 $  72,152      71,104      70,041    $  69,146    $    70,824
                                              =========    ========    ========    =========    ===========

Partners' capital                             $ (21,328)    (17,922)    (11,404)   $  (4,353)   $    (3,397)
                                              =========    ========    ========    =========    ===========

Cash dividends declared per Unit              $    None        None        None    $    None    $      None
                                              =========    ========    ========    =========    ===========


(1) Includes current maturities of term debt.

(2) Partners' capital at the beginning of 1996 has been restated by three of the Operating Partnerships by a total increase of $296,000 to reflect adjustments relating to an increase in prepaid real estate taxes of $76,000, a decrease in real estate tax payable of $163,000, and a decrease in fee distribution payable of $57,000. There was no impact to the Combined Statement of Operations.

(3) Expenses in 1999, 1998, and 1996 include impairment losses of $3,111,000, $4,100,000 and 2,300,000, respectively, which also reduced Total Assets.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved once all litigation has been resolved.

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

For these and other reasons, in Management's judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Properties
----------

As of December 31, 2000, average occupancy of the Properties was 95.4%.

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

A Detroit, Michigan Property
----------------------------

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. During 1999, the property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the Managing General Partner continues to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000, the property continued to have cash flow difficulties. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property
-------------------------------

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves and is deficient in the payment of real estate taxes. The Managing General Partner has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. In addition, as part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the property subject to the approval of the Partnership as Limited Partner of the Operating Partnership. The General Partner intends to seek approval of the Unit holders for the sale. It is anticipated that a part of the transaction will include the posting of a bond to protect the Unit holders against recapture. There is no assurance that the conditions of the sale will be satisified, and that the sale will be consummated even if the Unit holders give approval.

A Gaylord, Michigan Property
----------------------------

A Gaylord, Michigan Property has experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord has issued a letter requiring the repairs be performed. The Managing General Partner has been working with the Rural Development Authority to attempt to resolve problems; however, there can be no assurance as to how these matters will be resolved. In addition, as part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the property subject to the approval of the Partnership as Limited Partner of the Operating Partnership. The General Partner intends to seek approval of the Unit holders for the sale. It is anticipated that a part of the transaction will include the posting of a bond to protect the Unit holders against recapture. There is no assurance that the conditions of the sale will be satisfied, and that the sale will be consummated even if the Unit holders give approval.

A Philadelphia, Pennsylvania Property
-------------------------------------

During 1999, an impairment loss in the amount of $3,111,000 was recorded with respect to the West Allegheny project in Philadelphia, Pennsylvania, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of SFAS 121.

Four Oklahoma Properties
------------------------

The four Oklahoma Properties are part of the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Restructuring could reduce the cash flow of the Properties, potentially causing the Properties to be unable to cover their expenses, as well as potentially creating debt forgiveness taxable income. Currently, the managing General Partner and HUD have tentatively agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. It is anticipated that the proposal will be evaluated and may proceed for approval sometime in 2001. Although a restructuring has been proposed, there can be no assurances as to the actual outcome at this time.

Other Property Issues
---------------------

At December 31, 2000, six other Properties have cash flow difficulties. Three properties had an increase in operating expenses in 2000, in addition to three having lower occupancy. Many of these properties continue to operate at the edge of break-even, incurring cash flow difficulties whenever there are reductions in occupancy or increased operating expenses.

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

Material changes have been made and additional changes have been proposed by various Members of Congress and the Clinton Administration in the programs of HUD. The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, established a debt restructuring program applicable to all HUD-Insured projects with rents above those of comparable properties in local markets. Under the program, subsided rent levels generally are reduced to market levels and the debt may be restructured into two or three mortgages. The first mortgage loan is set at a level supportable by the lower subsidized rents, and the second and third mortgage loans are payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

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

The Operating Partnerships own twelve Properties whose Section 8 contracts have expired or will expire in fiscal year 2001, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2001, although there can be no assurance that HUD will do so. Four of these properties have rents in excess of 100% of HUD-established fair market rents. Four of these properties are subject to the mark to market program in the process of restructuring with HUD (See Four Oklahoma Properties). Currently, the managing General Partner and HUD have tentatively agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. It is anticipated that the proposal will be evaluated and may proceed for approval sometime in 2001. Although a restructuring has been proposed, there can be no assurances as to the actual outcome at this time. Although it is not anticipated, additional projects may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining projected LIHTCs, approximately 4% are attributable to these Operating Partnerships.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner is monitoring the development of HUD policy guidance and legislation. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Operating Partnerships, which in turn could have a material adverse effect on the Investment Partnership.

At December 31, 2000 restricted cash was $6,077,000. The restricted cash was composed of the Investment Partnership reserve of $415,000 and Operating Partnership reserves of $5,662,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2000 the General Partner voluntarily deferred payment of $876,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The 2000 net loss of $3,406,000 decreased 47.74% from the 1999 net loss of $6,517,000, while the 1999 net loss decreased 7.38% from the 1998 net loss of $7,036,000. The reasons for the differences are discussed below.

An extraordinary gain of $200,000 was recorded in 1998, as a result of matters related to the foreclosure and debt extinguishment on the two Texas Properties (see Note 5).

An impairment loss of $3,111,000 was recorded in 1999 for a Philadelphia, Pennsylvania property, and an impairment loss of $4,100,000 was recorded in 1998 for a Detroit, Michigan property.

During 2000, 1999 and 1998, total revenue was $12,293,000, $12,172,000, and
$12,174,000, respectively. Total revenues increased $121,000 (0.99%) in 2000 as compared to 1999 and decreased $2,000 (0%) in 1999 compared to 1998.

Total expenses exclusive of depreciation, interest and impairment loss for 2000, 1999, and 1998 were $9,592,000, $9,435,000, and $9,076,000, respectively. The
$157,000 (1.66%) increase in expenses between 2000 and 1999 was primarily related to an increase in utilities, administration, and taxes and insurance expenses and a decrease in management fees. The $359,000 (3.96%) increase in expenses between 1999 and 1998 was primarily related to an increase in administrative and operating and maintenance expenses. The expenses with the largest fluctuations between 2000 and 1999 are utilities with an increase of $52,000 (3.60%), administrative with an increase of $46,000 (2.48%), taxes and insurance with an increase of $78,000 (4.51%), and management fees with a decrease of $60,000 (5.70%). In addition, the expenses with the largest fluctuations between 1999 and 1998 are administrative with an increase of $82,000 (4.63%) and operating and maintenance expenses with an increase of $205,000 (7.17%).

The increases in 2000 expenses for utilities, general and administrative, and taxes and insurance are primarily attributable to a general increase amongst most properties. The decrease in 2000 management fees relates to lower incentive management fees on several properties. The administrative expense increase in 1999 is primarily attributable to an increase in salaries and renting expenses. The operating and maintenance increases in 1999 relate to additional repairs to the properties as they age.

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

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


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are listed below and included on pages 13 through 26 of this report.

  Audited Combined Financial Statements
     Report of Independent Auditors - Reznick Fedder & Silverman...................   13
     Combined Balance Sheets.......................................................   14
     Combined Statements of Operations.............................................   16
     Combined Statements of Partners' Deficit......................................   17
     Combined Statements of Cash Flows.............................................   18
     Notes to Combined Financial Statements........................................   19
     Financial Statements Schedules - Schedule I...................................   32
     Financial Statements Schedules - Schedule III.................................   34

                         INDEPENDENT AUDITORS' REPORT


To the Partners
National Housing Trust Limited Partnership


We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships (the "Partnership") as of December 31, 2000 and 1999 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000 and the financial statement schedules as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain substantially wholly-owned Operating Partnerships, which statements reflect total assets of $24,495,447 and $25,539,735 at December 31, 2000 and 1999, and total losses of $1,267,592,
$1,122,898, and $1,047,479 for each of the three years in the periods ended December 31, 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those substantially wholly-owned Operating Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its substantially wholly-owned Operating Partnerships at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles. Further, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects, the information set for therein.




                                          REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
March 14, 2001

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
              COMBINED BALANCE SHEETS, DECEMBER 31, 2000 AND 1999
                                (In Thousands)

ASSETS                                                                       December 31
--------------------------------------------------        -----------------------------------------------
                                                               2000                              1999

                                                          -------------                     -------------
Current assets:
     Cash and cash equivalents  (Note 1)                  $         858                     $         914
     Tenants' security deposits                                     441                               439
     Mortgage escrow deposits                                       581                               551
     Prepaid expenses and other assets                              934                               822
                                                          -------------                     -------------

          Total current assets                                    2,814                             2,726
                                                          -------------                     -------------


Restricted cash                                                   6,077                             6,042
                                                          -------------                     -------------

Rental property held for sale (Note 1)                            2,500                                 -
                                                          -------------                     -------------

Rental property (Notes 1, 3 and 5):
     Buildings and improvements                                  64,827                            67,950
     Furniture and equipment                                      2,373                             2,512
                                                          -------------                     -------------
                                                                 67,200                            70,462
       Less accumulated depreciation                            (27,295)                          (26,093)
                                                          -------------                     -------------
                                                                 39,905                            44,369
     Land                                                         3,097                             3,305
                                                          -------------                     -------------
                                                                 43,002                            47,674
                                                          -------------                     -------------

          Total assets                                    $      54,393                     $      56,442
                                                          =============                     =============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' DEFICIT                                                    December 31
-------------------------------------------------------             -----------------------------------------------
                                                                        2000                              1999

                                                                    -------------                     -------------
Current liabilities:
     Accounts payable and accrued expenses                          $       2,817                     $       2,359
     Rents received in advance                                                 57                               177
     Deposits held                                                            471                               445
     Accrued interest, mortgage notes payable                                 224                               279
     Current maturities of term debt (Note 3)                               1,174                             1,088
                                                                    -------------                     -------------

          Total current liabilities                                         4,743                             4,348
                                                                    -------------                     -------------

Term debt, less current maturities (Note 3):
     Mortgage notes payable                                                38,275                            39,436
     Promissory notes, including accrued
       interest payable of $14,974 and
       $13,005 in 2000 and 1999, respectively                              32,703                            30,580
                                                                    -------------                     -------------

                                                                           70,978                            70,016
                                                                    -------------                     -------------

Partners' deficit:
     General Partners:
       NHT, Inc.                                                              (27)                              (24)
       Other operating General Partners                                      (175)                             (141)

     Limited partners:
       Issued and outstanding  1,014,668
         investment units                                                 (21,126)                          (17,757)
                                                                    -------------                     -------------
                                                                          (21,328)                          (17,922)
                                                                    -------------                     -------------

          Total liabilities and partners' deficit                   $      54,393                     $      56,442
                                                                    =============                     =============

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (In Thousands, except per Unit Amounts)

                                                                            YEARS ENDED DECEMBER 31
                                                                  ------------------------------------------
                                                                       2000            1999          1998
                                                                   -----------     ----------    -----------
Revenues (Notes 4 and 5):
     Rental revenues                                               $    11,983     $   11,930    $    11,919
     Other income                                                          310            242            255
                                                                   -----------     ----------    -----------

          Total revenues                                                12,293         12,172         12,174
                                                                   -----------     ----------    -----------

Expenses:
     Administration                                                      1,899          1,853          1,771
     Operating and maintenance                                           3,097          3,066          2,861
     Management fees, including $654, $730 and $843 to
          affiliates (Note 2)                                              993          1,053          1,041
     Partnership asset management fees, affiliates (Note 2)                337            327            318
     Utilities                                                           1,460          1,408          1,362
     Taxes and insurance                                                 1,806          1,728          1,723
     Depreciation and amortization                                       2,723          2,833          2,993
     Impairment loss (Note 1)                                                -          3,111          4,100
                                                                   -----------     ----------    -----------

          Total expenses                                                12,315         15,379         16,169
                                                                   -----------     ----------    -----------

          Loss from rental operations                                      (22)        (3,207)        (3,995)
                                                                   -----------     ----------    -----------

Other revenues and (expenses):
     Interest income                                                       265            232            273
     Interest expense                                                   (3,649)        (3,542)        (3,514)
                                                                   -----------     ----------    -----------

        Loss before extraordinary gain                                  (3,406)        (6,517)        (7,236)
        Extraordinary gain (Note 5)                                          -              -            200
                                                                   -----------     ----------    -----------

         Net loss                                                  $    (3,406)    $   (6,517)   $    (7,036)
                                                                   ===========     ==========    ===========


Loss per limited partnership unit before extraordinary gain        $     (3.36)    $    (6.42)   $     (7.13)

Extraordinary gain per limited partnership unit                              -              -            .20
                                                                   -----------     ----------    -----------

Net loss per limited partnership unit                              $     (3.36)    $    (6.42)   $     (6.93)
                                                                   ===========     ==========    ===========


                    The accompanying notes are an integral
                   part of the combined financial statements

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (In Thousands)

                                           GENERAL
                                       PARTNERS' INTEREST            LIMITED PARTNERS' INTEREST                 TOTAL
                                    ------------------------  -----------------------------------------     ------------
                                               Other General  Investment       Operating                      Partners'
                                    NHT, Inc.     Partners    Partnership     Partnerships      Total          Deficit
                                    --------      ----------  -----------     ------------    ---------     ------------
Balances as of January 1, 1998            (9)           9            757          (5,110)       (4,353)           (4,353)

General Partner distributions             (1)         (14)                                                           (15)
Allocation of net loss                    (7)         (70)           (77)         (6,882)       (6,959)           (7,036)
                                     -------     --------     ----------      ----------      --------        ----------
Balances as of December 31, 1998         (17)    $    (75)    $      680      $  (11,992)     $(11,312)       $  (11,404)

Allocation of net loss                    (7)         (65)           (70)         (6,375)       (6,445)           (6,517)
General Partner distribution                           (1)                                                            (1)

                                     -------     --------     ----------      ----------      --------        ----------
Balances as of December 31, 1999     $   (24)        (141)           610         (18,367)      (17,757)          (17,922)

Allocation of net loss                    (3)         (34)           (37)         (3,332)       (3,369)           (3,406)

                                     -------     --------     ----------      ----------      --------        ----------
Balances as of December 31, 2000         (27)        (175)           573         (21,699)      (21,126)          (21,328)
                                     =======     ========     ==========      ==========      ========        ==========

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (In Thousands)

                                                                     2000              1999               1998
                                                             ---------------------------------------------------
Cash flows from operating activities:
     Net loss                                                    $   (3,406)       $   (6,517)        $   (7,036)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization                               2,723             2,833              2,993
          Impairment loss                                               -               3,111              4,100
          Extraordinary gain                                            -                 -                 (200)
          Bankruptcy related reserves                                   -                 -                  200
          Accrued interest on promissory notes                        1,969             1,769              1,677
     Changes in operating assets and liabilities:
          (Increase) decrease in deposits,
            prepaids and other assets                                  (149)               28                124
          Increase in accounts payable and
           accrued expenses                                             458               237                152
          Increase (decrease) in other current liabilities             (149)              151                 76
                                                                 ----------        ----------         ----------
     Net cash provided by operating activities                        1,446             1,612              2,086
                                                                 ----------        ----------         ----------

Investing activities:
     Additions to buildings, furniture and equipment                   (546)             (760)              (834)
     Additions to restricted cash, net                                  (35)             (213)              (441)
                                                                 ----------        ----------         ----------
     Net cash used for investing activities                            (581)             (973)            (1,275)
                                                                 ----------        ----------         ----------

Financing Activities:
     General Partners cash distributions, net                           -                  (1)               (15)
     Additions to term debt                                             179               305                241
     Payments of term debt                                           (1,100)           (1,011)            (1,023)
                                                                 ----------        ----------         ----------
     Net cash used for financing activities                            (921)             (707)              (797)
                                                                 ----------        ----------         ----------

       Increase (decrease) in cash and cash equivalents                 (56)              (68)                14
       Cash and cash equivalents, beginning of year                     914               982                968
                                                                 ----------        ----------         ----------
       Cash and cash equivalents, end of year                    $      858        $      914         $      982
                                                                 ==========        ==========         ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                      $    2,234        $    2,206         $    2,265
                                                                 ==========        ==========         ==========

                    The accompanying notes are an integral
                   part of the combined financial statements

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                    NOTES TO COMBINED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  Summary of the Organization and Its Significant Accounting Policies:
    --------------------------------------------------------------------

    National Housing Trust Limited Partnership, a Delaware limited partnership (the "Investment Partnership" or the "Partnership") was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships ("Operating Partnerships"). NHT, Inc. (The "General Partner" or "NHT, Inc.") serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the "Partnerships".

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

    National Affordable Housing Trust, Inc. (the "Trust") a nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and as of March 15, 1996 Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the "Trust Members").

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

    After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 2000, 1999, or 1998. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved once all litigation is resolved (See
    Note 5).

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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


    Principles of Combination:
    --------------------------

    The combined financial statements include the accounts of the Investment Partnership and Operating Partnerships in which it has acquired 98.9% limited partnership interests. The Investment Partnership does not have any significant liability to the Operating Partnerships beyond its original investment, but does have control over certain aspects of the Operating Partnerships either through the operation of the various partnership agreements or through NHT, Inc., which is a general partner in both the Investment Partnership and Operating Partnerships. Combined financial statements have been presented because of the Investment Partnership's more than significant influence over the Operating Partnerships. All related intercompany accounts and transactions have been eliminated. Each of the Operating Partnerships has no significant assets other than an apartment complex encumbered by mortgage debt, and related cash reserves and mortgage escrow deposits. The assets of any Operating Partnership are not available for the benefit of any other Operating Partnership or for the benefit of the Investment Partnership.

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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Cash Equivalents:
    -----------------

    For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when purchased.

    Restricted Cash:
    ----------------

    Restricted Cash consisted of Operating Partnerships' property reserves of $5,662,000 and $5,597,000 in 2000 and 1999, respectively and Investment Partnership reserves of $415,000 and $445,000 in 2000 and 1999, respectively.

    Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual Property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures, which may be needed for the designated property. At December 31, 2000 and 1999, these assets were maintained in demand deposit accounts with various financial institutions.

    Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships' property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 2000 and 1999 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposit and money market accounts.

    The carrying amount of reserves approximated market value at December 31, 2000 and 1999.

    Reclassifications:
    ------------------

    Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

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

    Rental Property Held for Sale:
    ------------------------------

    Rental property held for sale at December 31, 2000 consists of two properties which have signed purchase agreements subject to a number of conditions including the consent of the seller's limited partners. The Properties are valued at approximately $2,500,000, the lower of the carrying amount or the fair value less estimated costs to sell. For the year ended December 31, 2000, the fair value less estimated costs to sell exceeds the carrying amount for each of these properties and therefore the Operating Partnerships have not recorded a write down on these assets. The Operating Partnerships discontinue the recognition of depreciation on the rental property when the rental property is considered held for sale.

    Income Taxes:
    -------------

    The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership's taxable loss. During 2000, 1999, and 1998, low-income housing tax credits of $812,000, $2,116,000, and $2,693,000, respectively, were generated by the Investment Partnership.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Income Taxes (continued):
    -------------------------

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

    Impairment of Long-lived Assets:
    --------------------------------

    During 1999, an impairment loss in the amount of $3,111,000 was recorded for an apartment project in Philadelphia, Pennsylvania. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. An assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $3,111,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $746,000, at December 31, 1999.

    During 1998, an impairment loss in the amount of $4,100,000 was recorded for an apartment project in Detroit, Michigan. Indicators present during 1998 for this Operating Partnership include cash flow from operations that

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Impairment of Long-lived Assets (continued):
    --------------------------------------------

    was less than the debt service on the property, however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,315,000, at December 31, 1998.

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

    Management Fees, including Affiliates:
    --------------------------------------

    General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $654,000, $730,000 and $843,000 in 2000, 1999 and 1998, respectively, including $60,000, $65,000 and $185,000 in 2000, 1999 and 1998, respectively to an affiliate of NHT, Inc.

    Partnership Management Fees, Affiliates:
    ----------------------------------------

    The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $48,000, $47,000 and $46,000 in 2000, 1999 and 1998, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $289,000, $280,000 and $272,000 in 2000, 1999 and
    1998, respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 2000, 1999 and 1998. The supervisory management fees and program management fees totaled $337,000, $327,000 and $318,000 in 2000, 1999 and 1998, respectively. The fees paid in 2000, 1999 and 1998 were $96,000, $135,000 and $253,000, respectively. The balance accrued for these fees was $876,000, $635,000 and $443,000 as of December 31, 2000, 1999 and 1998, respectively.

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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Term Debt (continued):
    ----------------------

    Substantially all of the promissory notes are collateralized by second mortgages on the rental properties owned by the Operating Partnerships, and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a Property. Included in promissory notes is a note and related accrued interest in the amount of $2,943,519 and $2,715,000 at December 31, 2000 and 1999, which is due to an affiliate of the General Partner.

    Estimated principal requirements on these loans during the next five years and thereafter (in thousands):

                           2001                                   1,174
                           2002                                   1,253
                           2003                                   2,449
                           2004                                  12,894
                           2005                                  12,878
                         Thereafter                              41,504
                                                                -------
                                                                $72,152
                                                                =======

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

    In January 2001, HUD issued its "Guidebook for Section 8 Renewal Policy" (the "Guidebook"), which contains comprehensive guidance for renewing expiring Section 8 project-based contracts. It incorporates the procedures contained in previous Housing Notices relating to expiring contracts, along with a number of revisions.

    Under this Guidebook, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include increasing, or marking rents to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to-market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the Guidebook.

    The Operating Partnerships received approximately $6,305,000, $5,951,000 and $6,483,000 of rental assistance payments from HUD for the years ended December 31, 2000 and 1999 and 1998, respectively, which represents, 51.3%, 48.9% and 53.3% of their total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

    There are 20 Properties with HAP contracts, of which twelve have HAP contracts which expire during 2001, the majority of which are on annual or 6 month renewals. Management continues to seek to renew all HAP contracts as they expire.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

    Promissory Notes:
    -----------------

    As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Fifteen of the loans are due in the years 2004-2006 (principal and accrued interest of $31,261,000 at December 31, 2000); the remaining loan is due during the year 2028 (principal and accrued interest of $1,442,000 at December 31, 2000). All of the loans which are due during the years 2004 - 2006 are due prior to the maturity of the first mortgages on the properties, which generally mature during the years 2011 - 2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes come due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans.


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

    A hearing to dismiss the bankruptcy and determine the ownership of the cash was held on March 26, 1998. The Court entered an order denying the bank's motion for payment of cash collateral and granted the motion to dismiss the bankruptcy. The bank filed an appeal. The Court has dismissed the bank's appeal with respect to Springchase Operating Partnership. The bank also filed suit against Springchase Operating Partnership in the State District Court in Dallas County Texas and sought an injunction against Springchase Operating Partnership. The injunction was denied and the suit dismissed by the State District Court. The appeal with respect to the Trinidad Operating Partnership is still in process. There can be no assurance as to how these matters will be resolved, however, in the opinion of management the Operating Partnerships should prevail and, accordingly, the resultant reserve has been reversed and recorded as an extraordinary gain of $200,000 in the 1998 financial statements. These partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to the Unit holders.

    Condensed Financial Information:
    --------------------------------

    The Operating Partnerships ceased operations after the foreclosure sales and were liquidated in 1998 with any remaining assets transferred to their partners. During 1998, the operating partnerships generated $55,000 of net income.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                AND ITS SUBSTANTIALLY WHOLLY-OWNED PARTNERSHIPS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


6.  Taxable Loss:
    -------------

    The difference between the 2000 financial statement loss and the tax return loss consists of tax depreciation in excess of book depreciation of $412,000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

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

                                   PART III
                                   --------


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name                              Age                           Office                        Term Expires
-----                             ---                           ------                        ------------
James A. Bowman                   46        President, Chief Executive Officer and Trustee        2002
Robert M. Snow                    48        Vice President, Secretary and Trustee                 2002
Joseph R. Kasberg                 48        Assistant Treasurer                                   2002
Susan E. Basting                  39        Chief Financial Officer, Treasurer and Trustee        2002

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

Susan E. Basting is Treasurer, Chief Financial Officer and Chief Operating Officer of the National Affordable Housing Trust, Inc. and NHT, Inc. Ms. Basting, a certified public accountant and certified management accountant, worked in public accounting and accounting management prior to joining the staff in 1996. Ms. Basting is a graduate of Wright State University with a Bachelor's Degree in Accounting.


ITEM 11   EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 2000, 1999 and 1998:

Fee or Reimbursement Type              Payee (In thousands)          2000            1999           1998
       ------------------              ------                        ----            ----           ----
Property management fees            General Partners of
                                    Operating Partnerships         $     654        $    730      $      843

Partnership management fees         NHT, Inc.                      $     337        $    327      $      318

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


                                    Part IV
                                    -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

        1.   Financial Statements
             --------------------

             The combined financial statements, related notes, and accountant's report listed below are included herein:

                                                                            Page
             Report of Independent Auditors - Reznick Fedder &
             Silverman                                                        13

             Combined balance sheets as of December 31, 2000
             and 1999                                                         14

             Combined statements of operations for the years
             ended December 31, 2000, 1999 and 1998                           16

             Combined statements of partners' deficit for the
             years ended December 31, 2000, 1999 and 1998                     17

             Combined statements of cash flows for the years
             ended December 31, 2000, 1999 and 1998                           18

             Notes to combined financial statements                           19

        2.   Financial Statement Schedules
             Schedule I                                                       32
             Schedule III                                                     34
        All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:
None.

3.   Exhibits
     --------

     (a)  Exhibits

     Exhibit 3.1                          Description
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
                              LIMITED PARTNERSHIP

Condensed Balance Sheets                                                                   December 31,
                                                                                           ------------
                                                                                      2000                1999
                                                                                      ----                ----
Assets                                                                                     (In Thousands)
Current assets:
   Cash                                                                                $    415          $    445
   Accounts receivable, Operating Partnerships,
         net of allowance of $362 and $297 in 2000 and 1999                                 214               192
                                                                                       --------          --------
         Total current assets                                                               629               637

Notes receivable, Operating Partnership,
         net of allowance of  $283 in 2000 and 1999                                           -                 -
                                                                                       --------          --------

                                                                                       $    629          $    637
                                                                                       ========          ========
Liabilities and Partners' Capital
Current liabilities:
   Accounts payable, primarily general partner                                         $    888          $    641

Deficit in Operating Partnerships                                                        21,063            17,913

Partners' Deficit                                                                       (21,322)          (17,917)
                                                                                       --------          --------

                                                                                       $    629          $    637
                                                                                       ========          ========

Condensed Statements of Operations                                                  Years Ended December 31
                                                                                     -----------------------
                                                                                 2000           1999           1998
                                                                                 ----           ----           ----
Revenues:                                                                                   (In Thousands)
   Program management fees from Operating
      Partnerships                                                               $     155      $   144        $   143
   Interest                                                                             25           22             21
                                                                                 ---------      -------        -------
                                                                                       180          166            164
                                                                                 ---------      -------        -------
Expenses:
   Program management fees, general partner                                            337          327            319
   Administrative                                                                      156          195             21
                                                                                 ---------      -------        -------
                                                                                       493          522            340
                                                                                 ---------      -------        -------
Loss before equity in loss of Operating Partnerships
    and extraordinary gain                                                            (313)        (356)          (176)

Equity in loss of Operating Partnerships                                            (3,093)      (6,161)        (6,861)
                                                                                 ---------      -------        -------

Net loss                                                                         $  (3,406)     $(6,517)       $(7,037)
                                                                                  ========      =======        =======

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                  SCHEDULE I
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                        LIMITED PARTNERSHIP (CONTINUED)


Condensed Statements of Cash Flows                               Years Ended December 31
                                                                 -----------------------
                                                              2000        1999          1998
                                                              ----        ----          ----
                                                                      (In Thousands)
Cash used in operating activities                           $  (87)       $(79)        $ (67)

Financing activities, distributions from Operating
   Partnerships, net                                            57         103           171
                                                            --------      ------        -------

Increase in cash                                            $  (30)       $ 24         $ 104
                                                            ========      ======       ======

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

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 2000

                                   (1 OF 4)
                                (In Thousands)

                                                                                            COST
                                                                                        CAPITALIZED                GROSS
                                                                   INITIAL COST TO     SUBSEQUENT TO      AMOUNT AT WHICH CARRIED
                                                                     PARTNERSHIP        ACQUISITION          AT CLOSE OF PERIOD
                                                                -------------------------------------------------------------------
          PARTNERSHIP                                                    BUILDINGS &                           BUILDINGS &
              NAME           DESCRIPTION         ENCUMBRANCES    LAND    IMPROVEMENTS  IMPROVEMENTS    LAND   IMPROVEMENTS  TOTAL
                                                                              $
       ----------------------------------------------------------------------------------------------------------------------------
       Stygler Village    Low income housing         $5,881                 $4,717            $292                 $5,009   $5,009
                          project Located in
                          Gahanna, Ohio

       St. Martins        Low-income housing          1,442                  2,094              90                  2,184    2,184
                          project Located in
                          Seattle, Washington

       Willow Creek       Low-income housing            983      $123        1,373             113    $123          1,486    1,609
                          project Located in
                          Bartlesville, OK

       Willow Gardens     Low-income housing          1,219        94        1,630              91      94          1,721    1,815
                          project Located in
                          Bartlesville, OK

       Willow Park        Low-income housing          1,091       157        1,513             120     157          1,633    1,790
                          project Located in
                          Bartlesville, OK

       Willow Rock        Low-income housing          1,185       148        1,508             221     148          1,729    1,877
                          project Located in
                          Bartlesville, OK

       Wildwood I         Low-income housing          2,006       123        1,783              78     123          1,861    1,984
                          project Located in
                          Columbus, OH

       Wildwood II        Low-income housing          1,572       117        1,526               1     117          1,527    1,644
                          project Located in
                          Columbus, OH

       Wildwood III       Low-income housing          1,922       178        1,725              59     178          1,784    1,962
                          project Located in
                          Columbus, OH

                                                                LIFE ON WHICH
                                                               DEPRECIATION IN
                                                                LATEST INCOME
          PARTNERSHIP        ACCUMULATED       DATE              STATEMENTS
              NAME           DEPRECIATION    ACQUIRED            IS COMPUTED

       ----------------------------------------------------------------------
       Stygler Village              $2,149      10/07/88        27 1/2 years

                                       969       1/31/89        27 1/2 years

       St. Martins                     637       3/02/89        27 1/2 years



       Willow Creek
                                       736       3/02/89        27 1/2 years


       Willow Gardens

                                       701       3/02/89        27 1/2 years

       Willow Park


                                       715       3/02/89        27 1/2 years
       Willow Rock



       Wildwood I                      741      12/01/89        27 1/2 years



       Wildwood II
                                       605      12/01/89        27 1/2 years


       Wildwood III                    694      12/01/89        27 1/2 years



                                    CONTINUED

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 2000

                                   (2 OF 4)
                                (In Thousands)

                                                                                        COST
                                                                                     CAPITALIZED                    GROSS
                                                             INITIAL COST TO        SUBSEQUENT TO          AMOUNT AT WHICH CARRIED
                                                               PARTNERSHIP           ACQUISITION              AT CLOSE OF PERIOD
                                                      ----------------------------------------------------------------------------
PARTNERSHIP                                                       BUILDING &                               BUILDINGS &
    NAME              DESCRIPTION        ENCUMBRANCES    LAND    IMPROVEMENTS       IMPROVEMENTS   LAND   IMPROVEMENTS   TOTAL
--------------- ------------------------------------------------------------------------------------------------------------------
 Melrose        Low income housing             1,098        89              983             72      89         1,055     1,144
 Village        project Located in
                Findlay, OH

 Summit Square  Low-income housing             3,362       105            3,327             54     105         3,381     3,486
                project Located in
                Dayton, OH

 Washington     Low-income housing             1,020        81              932              9      81           941     1,022
 Court House    project Located in
                Washington CH, OH

 Griggs         Low-income housing               580        36              610             25      36           635       671
 Village        project Located in
                Columbus, OH

 Hebron         Low-income housing               665        45              603             31      45           634       679
 Village        project Located in
                Hebron, OH

 *Aspen I       Low-income housing               912        70              997             29      70         1,026     1,096
                project Located in
                Gaylord, MI

 Birch Lake     Low-income housing               776        56              805             59      56           864       920
                project Located in
                Ludington, MI

 *Century       Low-income housing             2,220       138            1,990            561     138         2,551     2,689
 Place          project Located in
                Greenville, MI

 Glendale       Low-income housing               378        27              414              6      27           420       447
                project Located in
                Scottville, MI

 Lakeside       Low-income housing             1,212        76            1,023            296      76         1,319     1,395
                project Located in
                Cadillac, MI

                                                                        LIFE ON WHICH
                                                                       DEPRECIATION IN
                                                                        LATEST INCOME
    PARTNERSHIP                             ACCUMULATED     DATE        STATEMENTS IS
       NAME               DESCRIPTION      DEPRECIATION   ACQUIRED        COMPUTED
--------------------------------------------------------------------------------------
Melrose Village      Low income housing              396   12/01/89        27 1/2 years
                     project Located in
                     Findlay, OH

Summit Square        Low-income housing            1,350   12/01/89        27 1/2 years
                     project Located in
                     Dayton, OH

Washington           Low-income housing              373   12/01/89        27 1/2 years
Court House          project Located in
                     Washington CH, OH

Griggs Village       Low-income housing              245   12/01/89        27 1/2 years
                     project Located in
                     Columbus, OH

Hebron Village       Low-income housing              244   12/01/89        27 1/2 years
                     project Located in
                     Hebron, OH

*Aspen I             Low-income housing              412   12/28/89        27 1/2 years
                     project Located in
                     Gaylord, MI

Birch Lake           Low-income housing              344   12/28/89        27 1/2 years
                     project Located in
                     Ludington, MI

*Century Place       Low-income housing              905   12/28/89        27 1/2 years
                     project Located in
                     Greenville, MI

Glendale             Low-income housing              170   12/28/89        27 1/2 years
                     project Located in
                     Scottville, MI

Lakeside             Low-income housing              481   12/28/89        27 1/2 years
                     project Located in
                     Cadillac, MI

*    During 2000 these properties were classified as held for sale.

                                   CONTINUED

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 2000

                                   (3 OF 4)
                                (In Thousands)


                                                                                             COST
                                                                                        CAPITALIZED                GROSS
                                                              INITIAL COST TO          SUBSEQUENT TO       AMOUNT AT WHICH CARRIED
                                                                PARTNERSHIP             ACQUISITION         AT CLOSE OF PERIOD
                                                         -------------------------------------------------------------------------
   PARTNERSHIP                                                      BUILDING &                                BUILDINGS &
      NAME           DESCRIPTION        ENCUMBRANCES      LAND      IMPROVEMENTS    IMPROVEMENTS      LAND    IMPROVEMENTS   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Park Terrace         Low income housing         902         73            1,065                19        73          1,084   1,157
                     project Located in
                     Williamston, MI

Traverse Woods       Low-income housing         910         71            1,054                51        71          1,105   1,176
                     project Located in
                     Petoskey, MI

Traverse Woods II    Low-income housing       1,522        117            1,733               707       117          2,440   2,557
                     project Located in
                     Petoskey, MI

Bingham Terrace      Low-income housing       1,372         16            1,092               381        20          1,473   1,493
                     project Located in
                     Cadiz, OH

Coal Township        Low-income housing       4,727        150            4,511               929       150          5,440   5,590
                     project Located in
                     Coal Township, PA

Hazelwood            Low-income housing       5,265        200            4,379               541       200          4,920   5,120
                     project Located in
                     Luzerne County, PA

Mahanoy              Low-income housing       5,600        125            5,915               899       125          6,814   6,939
                     project Located in
                     Mahanoy City, PA

Research Park        Low-income housing      12,371        850            9,678            (3,817)      436          5,861   6,297
                     project Located in
                     Detroit, MI

Young Manor          Low-income housing       7,111        400            6,512               268       400          6,780   7,180
                     project Located in
                     Detroit, MI

West Allegheny       Low-income housing       2,848         50              836              (107)       50            729     779
                     project Located in
                     Philadelphia, PA
                                         -----------------------------------------------------------------------------------------

                                 TOTALS
                                            $72,152     $3,715          $66,328            $2,078    $3,305        $68,406  71,711
                                         =========================================================================================


                                                                            LIFE ON WHICH
                                                                           DEPRECIATION IN
                                                                            LATEST INCOME
 PARTNERSHIP                                      ACCUMULATED     DATE      STATEMENTS IS
    NAME                     DESCRIPTION         DEPRECIATION   ACQUIRED       COMPUTED
------------------------------------------------------------------------------------------
Park Terrace         Low income housing                  441     12/28/89     27 1/2 years
                     project Located in
                     Williamston, MI

Traverse Woods       Low-income housing                  452     12/28/89     27 1/2 years
                     project Located in
                     Petoskey, MI

Traverse Woods II    Low-income housing                  878     12/28/89     27 1/2 years
                     project Located in
                     Petoskey, MI

Bingham Terrace      Low-income housing                  389     12/29/89     40 years
                     project Located in
                     Cadiz, OH

Coal Township        Low-income housing                2,020     12/29/89     27 1/2 years
                     project Located in
                     Coal Township, PA

Hazelwood            Low-income housing                1,844     12/29/89     27 1/2 years
                     project Located in
                     Luzerne County, PA

Mahanoy              Low-income housing                2,642     12/29/89     27 1/2 years
                     project Located in
                     Mahanoy City, PA

Research Park        Low-income housing                2,313     12/31/89     27 1/2 years
                     project Located in
                     Detroit, MI

Young Manor          Low-income housing                2,729     12/31/89     27 1/2 years
                     project Located in
                     Detroit, MI

West Allegheny       Low-income housing                   56      3/27/90     40 Years
                     project Located in
                     Philadelphia, PA
                                               ----------------------------------------

                                        TOTALS
                                                     $26,631
                                                  ==========

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                       FOR YEAR ENDED DECEMBER 31, 2000

                                   (4 OF 4)
                                (In Thousands)

                                                                      December 31
                                                 ---------------------------------------------------------
Real Estate:                                           2000                1999                1998
----------------------------------------------   ----------------    -----------------   -----------------
Balance at beginning of period:                  $         71,255    $          74,725   $          79,681

     Additions during period:
       Improvements                                           456                  697                 522

     Deductions during period **:                               -               (4,167)             (5,478)
                                                 ----------------    -----------------   -----------------

Balance at end of period *:                      $         71,711    $          71,255   $          74,725
                                                 ================    =================   =================

Accumulated Depreciation:
----------------------------------------------

Balance at beginning of period:                  $         25,116    $          22,421   $          21,247

     Additions during period:
       Depreciation expense                                 1,515                2,695               2,812

     Deductions during period:                                  -                    -              (1,638)
                                                 ----------------    -----------------   -----------------

Balance at end of period:                        $         26,631    $          25,116   $          22,421
                                                 ================    =================   =================


* Aggregate costs for federal income tax purposes were $71,711,000, $71,255,000 and $74,725,000 at December 31, 2000, 1999, and 1998 respectively.

** Includes deductions for impairment loss in 1999 & 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   National Housing Trust Limited Partnership
                                   By: NHT, Inc. General Partner

Date:  March 22, 2001              /s/ James A. Bowman
       --------------              -------------------------------------------
                                   James A. Bowman, President
                                   and Chief Executive Officer, NHT, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      * * * * *

Date:  March 22, 2001              By /s/ James A. Bowman
       --------------              -------------------------------------------
                                   James A. Bowman, Trustee
                                   President and CEO, NHT, Inc.

                                                      * * * * *

Date:  March 22, 2001              By /s/ Robert M. Snow
       --------------              -------------------------------------------
                                   Robert M. Snow, Trustee,
                                   Vice President and Secretary, NHT, Inc.

                                                      * * * * *

Date:  March 22, 2001              By /s/ Susan E. Basting
       --------------              -------------------------------------------
                                   Susan E. Basting, Trustee
                                   Chief Financial Officer and Treasurer, NHT,
                                   Inc.