Form 10-Q
period 2001-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2001-05-14
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                     for the quarter ended March 31, 2001


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

                               Yes   X    No ____
                                   -----

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                           MARCH 31, 2001 FORM 10-Q

                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                          --------
Item 1.     Unaudited Combined Financial Statements

      Combined Balance Sheets.............................................. 3

      Combined Statements of Operations.................................... 5

      Combined Statements of Cash Flows.................................... 6

      Notes to Combined Financial Statements............................... 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results
            of Operations ................................................. 8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..... 12

PART II OTHER INFORMATION
-------------------------

      Other Information.................................................... 13

      Signatures........................................................... 14

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                (In Thousands)




                                                        March 31                                  December 31
ASSETS                                                    2001                                       2000
-----------------------------------------          ----------------                          -----------------
Current Assets:
     Cash and cash equivalents                     $            983                           $            858
     Tenants' security deposits                                 488                                        441
     Mortgage escrow deposits                                   758                                        581
     Prepaid expenses and other assets                          683                                        934
                                                   ----------------                          -----------------
          Total current assets                                2,912                                      2,814
                                                   ----------------                          -----------------

Restricted Cash:                                              6,261                                      6,077
                                                   ----------------                          -----------------
Rental property held for sale:                                2,465                                      2,500
                                                   ----------------                          -----------------
Rental property:
     Buildings and improvements                              64,910                                     64,827
     Furniture and equipment                                  2,371                                      2,373
                                                   ----------------                          -----------------
                                                             67,281                                     67,200
       Less accumulated depreciation                        (27,950)                                   (27,295)
                                                   ----------------                          -----------------
                                                             39,331                                     39,905
     Land                                                     3,097                                      3,097
                                                   ----------------                          -----------------
                                                             42,428                                     43,002
                                                   ----------------                          -----------------
          Total assets                             $         54,066                           $         54,393
                                                   ================                          =================

                    The accompanying notes are an integral
                  part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                       COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL                                              March 31           December 31
                                                                                  2001                2000
---------------------------------------------                                  ----------        ------------
                                                                              (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses                                    $     3,329        $      2,817
     Rents received in advance                                                         57                  57
     Deposits held                                                                    476                 471
     Accrued interest on mortgage notes                                               198                 224
      payable
     Current maturities of term debt                                                1,174               1,174
                                                                               ----------        ------------
          Total current liabilities                                                 5,234               4,743
                                                                                ----------        ------------

Term debt, less current maturities:
     Mortgage notes payable                                                        37,997              38,275
     Promissory notes, including accrued
        interest payable                                                           33,141              32,703
                                                                               ----------        ------------
                                                                                   71,138              70,978
                                                                               ----------        ------------
Partners' capital:
     General Partners:
       NHT, Inc.                                                                      (28)                (27)
       Other Operating General Partners                                              (184)               (175)

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                                                        (22,094)            (21,126)
                                                                               ----------        ------------
                                                                                  (22,306)            (21,328)
                                                                               ----------        ------------
          Total liabilities and partners' capital                             $    54,066        $     54,393
                                                                               ==========        ============



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (In Thousands, except per Unit Amounts)

                                                                       2001                                 2000
                                                                 -----------------                    -----------------
Revenues:
     Rental revenues                                             $           3,042                    $           2,889
     Other income                                                              111                                  118
                                                                 -----------------                    -----------------
        Total revenues                                                       3,153                                3,007
                                                                 -----------------                    -----------------
Expenses:
     Administration                                                            461                                  467
     Operating and maintenance                                                 655                                  751
     Management fees                                                           296                                  238
     Partnership asset management fees                                          84                                   82
     Utilities                                                                 609                                  400
     Taxes and insurance                                                       486                                  458
     Depreciation and amortization                                             678                                  705
                                                                 -----------------                    -----------------
        Total expenses                                                       3,269                                3,101
                                                                 -----------------                    -----------------
        Income (loss) from rental operations                                  (116)                                 (94)
                                                                 -----------------                    -----------------
Other revenues and (expenses):
     Interest income                                                            45                                   48
     Interest expense                                                         (907)                                (869)
                                                                 -----------------                    -----------------

          Net loss                                               $            (978)                                (915)
                                                                 =================                    =================

 Net loss per limited partnership unit                            $           (0.96)                               (0.90)
                                                                 =================                    =================



                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In Thousands)

                                                                              2001                             2000
                                                                      ---------------                   --------------
Cash flows from operating activities:
     Net loss                                                         $          (978)                  $         (915)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                                           678                              705
          Accrued interest on promissory notes                                    438                              466
     Changes in operating assets and liabilities:
          Decrease (increase) in deposits, prepaids and
              other assets                                                         39                             (143)
          Increase in accounts payable
              and accrued expenses                                                512                              233
          Decrease in other current liabilities                                   (21)                            (129)
                                                                      ---------------                   --------------
Cash provided by operations                                                       668                              217
                                                                      ---------------                   --------------
Investing activities:
     Additions to buildings, furniture and
        equipment, net                                                            (81)                               -
     Deposits to restricted cash, net                                            (184)                              90
                                                                      ---------------                   --------------
        Cash used for investing activities                                       (265)                              90
                                                                      ---------------                   --------------
Financing Activities:
     Payments of term debt                                                       (278)                            (259)
                                                                      ---------------                   --------------
       Net  cash used for financing activities                                   (278)                            (259)
                                                                      ---------------                   --------------

Increase in cash and cash equivalents                                             125                               48

Cash and cash equivalents beginning of  year                                      858                              914
                                                                      ===============                   ==============
Cash and cash equivalents end of period                               $           983                   $          962
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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 2000 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.

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

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $ .19 of credit per unit for the year ending December 31, 2001.

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

Properties
----------

As of March 31, 2001, average occupancy of the Properties was 96%.

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

A Detroit, Michigan Property
----------------------------

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. During 1999, the property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the Managing General Partner continues to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the property continues to have cash flow difficulties. At this time, there is no assurance as to how these matters will be resolved.

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

Four Oklahoma Properties
------------------------
The four Oklahoma Properties are part of the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Although it is not anticipated, restructuring could possibly reduce the cash flow of the Properties, potentially causing the Properties to be unable to cover their expenses, as well as potentially creating debt forgiveness taxable income. Currently, the Managing General Partner and HUD have tentatively agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. It is anticipated that the proposal will be approved sometime in 2001. Although a restructuring is in process, there can be no assurances as to the actual outcome at this time.

Other Property Issues
---------------------
At March 31, 2001, ten other Properties have cash flow difficulties. Three of these properties continue to run at the edge of break-even with a slight change in occupancy or operating cost causing a slight cash flow problem. Seven of the properties are located in the Midwest and had higher than normal energy costs for the first quarter of 2001. Many of the properties in the portfolio continue to operate at the edge of break-even, incurring cash flow difficulties whenever there are reductions in occupancy or increased operating and utility expenses.

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

The Operating Partnerships own twelve Properties whose Section 8 contracts have expired or will expire in fiscal year 2001, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2001, although there can be no assurance that HUD will do so. Four of these properties have rents in excess of 100% of HUD-established fair market rents. Four of these properties are subject to the mark to market program in the process of restructuring with HUD (See Four Oklahoma Properties). Currently, the Managing General Partner and HUD have tentatively agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. It is anticipated that the proposal will be approved sometime in 2001. Although a restructuring is in process, there can be no assurances as to the actual outcome at this time. Although it is not anticipated, additional projects may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining projected LIHTCs, approximately 4% are attributable to these Operating Partnerships.

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

At March 31, 2001 restricted cash was $6,261,000. The restricted cash was composed of the Investment Partnership reserve of $539,000 and Operating Partnership reserves of $5,722,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2000 the General Partner voluntarily deferred payment of $876,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------
The March 31, 2001 net loss of $978,000 increased 6.88% from the March 31, 2000 net loss of $915,000. The reasons for the differences are discussed below.

Total revenue increased $146,000 (4.85%) when comparing the three months ended March 31, 2001 and 2000.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2001 and 2000 were $2,591,000 and $2,396,000, respectively. The
$195,000 (8.14%) increase in expenses between 2001 and 2000 primarily relates to a decrease in operating and maintenance expense of $96,000 (12.78%), an increase in management fees of $58,000 (24.37%), and an increase in utility expenses of $209,000 (52.25%). The decrease in operating and maintenance expenses in 2001 relates to additional improvements and maintenance in first quarter of 2000 as compared to the current and previous years. The increase in management fees relates to two properties being able to pay an incentive management fee in 2001. The increase in utility expenses relates to a general increase in energy costs for seven of the Midwest properties.

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
                          ------------------------------------------
                                    (Registrant)



Date   May 10, 2001               By /s/ James A. Bowman
       ------------------         ---------------------------------.
                                  James A. Bowman
                                  President, NHT, Inc.



Date  May 10, 2001                By /s/ Susan E. Basting
      ---------------------       ---------------------------------.
                                  Susan E. Basting
                                  Treasurer, NHT, Inc.