Form 10-Q
period 2001-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2001-08-14
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                      for the quarter ended June 30, 2001


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



                                    Yes  X  No ___
                                        ---

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                            June 30, 2001 FORM 10-Q

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                                         PAGE NO.
-----------------------------                                                                         --------

Item 1.     Unaudited Combined Financial Statements


      Combined Balance Sheets..................................................................           3

      Combined Statements of Operations .......................................................           5

      Combined Statements of Cash Flows........................................................           7

      Notes to Combined Financial Statements...................................................           8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations......................................................................            9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ........................           13

PART II   OTHER INFORMATION
---------------------------

      Other Information........................................................................           14

      Signatures...............................................................................           15

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                (In Thousands)



                                                        June 30                    December 31
ASSETS                                                    2001                        2000
--------------------------------------               --------------              ---------------
Current Assets:
     Cash and cash equivalents                       $          745              $          858
     Tenants' security deposits                                 495                         441
     Mortgage escrow deposits                                 1,013                         581
     Prepaid expenses and other assets                          936                         934
                                                     ---------------             ---------------
          Total current assets                                3,189                       2,814
                                                     ---------------             ---------------

Restricted Cash:                                              6,712                       6,077
                                                     ---------------             ---------------

Rental property held for sale:                                2,500                       2,500
                                                     ---------------             ---------------

Rental property:
     Buildings and improvements                              65,048                      64,827
     Furniture and equipment                                  2,372                       2,373
                                                     ---------------             ---------------
                                                             67,420                      67,200
       Less accumulated depreciation                        (28,591)                    (27,295)
                                                     ---------------             ---------------
                                                             38,829                      39,905
     Land                                                     3,097                       3,097
                                                     ---------------             ---------------
                                                             41,926                      43,002
                                                     ---------------             ---------------

          Total assets                               $       54,327              $       54,393
                                                     ===============             ===============



                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)



LIABILITIES AND PARTNERS' CAPITAL               June 30        December 31
                                                  2001            2000
-------------------------------------------  --------------   -------------
                                              (Unaudited)

Current liabilities:
     Accounts payable and accrued expenses   $        3,478   $       2,817
     Rents received in advance                           66              57
     Deposits held                                      480             471
     Accrued interest on mortgage notes                 205             224
      payable
     Current maturities of term debt                  1,174           1,174
                                             --------------   -------------

          Total current liabilities                   5,403           4,743
                                             --------------   -------------

Term debt, less current maturities:
     Mortgage notes payable                          35,869          38,275
     Promissory notes, including accrued
        interest payable                             36,211          32,703
                                             --------------   -------------
                                                     72,080          70,978
                                             --------------   -------------


Partners' capital:
     General Partners:
       NHT, Inc.                                        (29)            (27)
       Other Operating General Partners                (193)           (175)

     Limited partners:
       Issued and outstanding  1,014,668
          investment units                          (22,934)        (21,126)
                                             --------------   -------------

                                                    (23,156)        (21,328)
                                             --------------   -------------

          Total liabilities and partners'    $       54,327   $      54,393
           capital
                                             ==============   =============



                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In Thousands, except per Unit Amounts)

                                                         2001                        2000
                                                   -----------------           -----------------
Revenues:
     Rental revenues                               $           3,017           $           2,876
     Other income                                                112                         110
                                                   -----------------           -----------------

        Total revenues                                         3,129                       2,986
                                                   -----------------           -----------------

Expenses:
     Administration                                              548                         475
     Operating and maintenance                                   741                         647
     Management fees                                             274                         298
     Partnership asset management fees                            84                          82
     Utilities                                                   358                         333
     Taxes and insurance                                         466                         462
     Depreciation and amortization                               606                         704
                                                   -----------------           -----------------

        Total expenses                                         3,077                       3,001
                                                   -----------------           -----------------

        Income (loss) from rental operations                      52                         (15)
                                                   -----------------           -----------------

Other revenues and (expenses):
     Interest income                                              41                          29
     Interest expense                                           (942)                       (872)
                                                   -----------------           -----------------


          Net loss                                 $            (849)          $            (858)
                                                   =================           =================



Net loss per limited partnership unit              $           (0.84)          $           (0.85)
                                                   =================           =================



                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In Thousands, except per Unit Amounts)

                                                          2001                      2000
                                                    -----------------         -----------------
Revenues:
     Rental revenues                                $           6,059         $           5,764
     Other income                                                 223                       229
                                                    -----------------         -----------------

        Total revenues                                          6,282                     5,993
                                                    -----------------         -----------------

Expenses:
     Administration                                             1,009                       941
     Operating and maintenance                                  1,396                     1,398
     Management fees                                              569                       536
     Partnership asset management fees                            169                       163
     Utilities                                                    967                       736
     Taxes and insurance                                          952                       919
     Depreciation and amortization                              1,284                     1,409
                                                    -----------------         -----------------

        Total expenses                                          6,346                     6,102
                                                    -----------------         -----------------

        Income (loss) from rental operations                      (64)                     (109)
                                                    -----------------         -----------------

Other revenues and (expenses):
     Interest income                                               86                        78
     Interest expense                                          (1,849)                   (1,742)
                                                    -----------------         -----------------

          Net loss                                  $          (1,827)        $          (1,773)
                                                    =================         =================

Net loss per limited partnership unit               $           (1.80)        $           (1.75)
                                                    =================         =================

                    The accompanying notes are an integral
                  part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                (In Thousands)

                                                                                  2001                             2000
Cash flows from operating activities:
     Net loss                                                                $        (1,827)                  $       (1,773)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                                                1,284                            1,409
          Accrued interest on promissory notes                                           940                              811
     Changes in operating assets and liabilities:
          Decrease (increase) in deposits, prepaids and                                 (476)                            (356)
              other assets
          Increase in accounts payable
              and accrued expenses                                                       661                              853
          Decrease in other current liabilities                                           (1)                            (140)
                                                                             ---------------                   --------------
Cash provided by operations                                                              581                              804
                                                                             ---------------                   --------------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                                                  (220)                            (170)
     Deposits to restricted cash, net                                                   (635)                             (10)
                                                                             ---------------                   --------------
        Cash used for investing activities                                              (855)                            (180)
                                                                             ---------------                   --------------

Financing Activities:
     Additions to term debt                                                              650                                -
     Payments of term debt                                                              (489)                            (523)
                                                                             ---------------                   --------------
       Net  cash used for financing activities                                           161                             (523)
                                                                             ---------------                   --------------
Increase in cash and cash equivalents                                                   (113)                             101

Cash and cash equivalents beginning of  year                                             858                              914
                                                                             ---------------                   --------------
Cash and cash equivalents end of period                                      $           745                   $        1,015
                                                                             ===============                   ==============


Supplemental schedule of non-cash investing and
  financing activities:
  Liabilities reclassified by the lender from term
  debt to promissary note (paid out of cash flow) debt                                 2,567                                -
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

Properties
----------

As of June 30, 2001, average occupancy of the Properties was 95%.

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

A Greenville, Michigan Property
-------------------------------

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves and is deficient in the payment of real estate taxes. The Managing General Partner has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. In addition, as part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the property subject to the approval of the Partnership as Limited Partner of the Operating Partnership. The General Partner is in the process of seeking approval of the Unit holders for the sale through the July 3, 2001, consent solitation. It is anticipated that a part of the transaction will include the posting of a bond to protect the Unit holders against recapture. There is no assurance that the conditions of the sale will be satisfied, and that the sale will be consummated even if the Unit holders give approval. The property continues to have cash flow difficulties.

A Gaylord, Michigan Property
----------------------------

A Gaylord, Michigan Property has experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord has issued a letter requiring the repairs be performed. The Managing General Partner has been working with the Rural Development Authority to attempt to resolve problems; however, there can be no assurance as to how these matters will be resolved. In addition, as part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the property subject to the approval of the Partnership as Limited Partner of the Operating Partnership. The General Partner is in the process of seeking approval of the Unit holders for the sale through the July 3, 2001, consent solitation. It is anticipated that a part of the transaction will include the posting of a bond to protect the Unit holders against recapture. There is no assurance that the conditions of the sale will be satisfied, and that the sale will be consummated even if the Unit holders give approval. The property continues to have cash flow difficulties.

Four Oklahoma Properties
------------------------

The four Oklahoma Properties have completed the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Additional debt was added to the property provided by HUD, funding the additional replacement reserves for the capital replacement project. In addition the debt was restructured by HUD into two pieces a term debt piece and a promissory note piece paid out of cash flows. Starting in 2001, a nine month capital improvement project will begin, as part of this agreement, all the costs will be covered by the replacement reserve.

Other Property Issues
---------------------

At June 30, 2001, eight other Properties have cash flow difficulties. Four of these properties continue to run at the edge of break-even with a slight change in occupancy or operating cost causing a slight cash flow problem. Seven of the properties are located in the Midwest and had higher than normal energy costs for the first quarter of 2001. Many of the properties in the portfolio continue to operate at the edge of break-even, incurring cash flow difficulties whenever there are reductions in occupancy or increased operating and utility expenses.

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

The Operating Partnerships own eleven Properties whose Section 8 contracts have expired or will expire in fiscal year 2001, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2001, although there can be no assurance that HUD will do so. Four of these properties have rents in excess of 100% of HUD-established fair market rents. Four of these properties are subject to the mark to market program in the process of restructuring with HUD (See Four Oklahoma Properties). Currently, the Managing General Partner and HUD have agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. Although it is not anticipated, additional projects may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies. Of the Investment Partnership's remaining projected LIHTCs, approximately 4% are attributable to these Operating Partnerships.

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

At June 30, 2001 restricted cash was $6,712,000. The restricted cash was composed of the Investment Partnership reserve of $606,000 and Operating Partnership reserves of $6,106,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2000 the General Partner voluntarily deferred payment of $876,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The June 30, 2001 net loss of $1,827,000 increased 3.05% from the June 30, 2000 net loss of $1,773,000. The reasons for the differences are discussed below.

Total revenue increased $289,000 (4.82%) when comparing the six months ended June 30, 2001 and 2000.

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2001 and 2000 were $5,062,000 and $4,693,000, respectively. The
$369,000 (7.86%) increase in expenses between 2001 and 2000 primarily relates to an increase in administrative expenses of $68,000 (7.22%), an increase in management fees of $33,000 (6.16%), and an increase in utility expenses of $231,000 (31.39%). The increase in administrative expenses in 2001 relates to legal fees and an increase in administrative salaries. The increase in management fees relates to two properties being able to pay an incentive management fee in 2001. The increase in utility expenses relates to a general increase in energy costs for seven of the Midwest properties.

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
                          ------------------------------------------
                                       (Registrant)



Date   August 13, 2001                    By /s/ James A. Bowman
       -----------------                     -----------------------
                                             James A. Bowman
                                             President, NHT, Inc.



Date   August 13, 2001                    By /s/ Susan E. Basting
       -----------------                     -----------------------
                                             Susan E. Basting
                                             Treasurer, NHT, Inc.