Form 10-Q
period 2001-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2001-11-14
CIK 818803

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                   for the quarter ended September 30, 2001

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

                                Yes  X  No___
                                    ---

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        A DELAWARE LIMITED PARTNERSHIP
                         September 30, 2001 FORM 10-Q

                               TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                                                   PAGE NO.
----------------------------                                                                   --------
Item 1.  Unaudited Combined Financial Statements

    Combined Balance Sheets...................................................................    3

    Combined Statements of Operations ........................................................    5

    Combined Statements of Cash Flows.........................................................    7

    Notes to Combined Financial Statements....................................................    8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations........................................................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........................   13

PART II OTHER INFORMATION
-------------------------

    Other Information.........................................................................   14

    Signatures................................................................................   15

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
            AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
  COMBINED BALANCE SHEETS SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                 (In Thousands)

                                                       September 30    December 31
ASSETS                                                     2001           2000
----------------------------------------------         ------------   ------------
Current Assets:
   Cash and cash equivalents                           $        549   $        858
   Tenants' security deposits                                   496            441
   Mortgage escrow deposits                                     858            581
   Prepaid expenses and other assets                          1,575            934
                                                       ------------   ------------
      Total current assets                                    3,478          2,814
                                                       ------------   ------------


Restricted Cash:                                              6,665          6,077
                                                       ------------   ------------

Rental property held for sale:                                2,500          2,500
                                                       ------------   ------------

Rental property:
   Buildings and improvements                                65,143         64,827
   Furniture and equipment                                    2,373          2,373
                                                       ------------   ------------
                                                             67,516         67,200
    Less accumulated depreciation                           (29,233)       (27,295)
                                                       ------------   ------------
                                                             38,283         39,905
   Land                                                       3,097          3,097
                                                       ------------   ------------
                                                             41,380         43,002
                                                       ------------   ------------

      Total assets                                     $     54,023   $     54,393
                                                       ============   ============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                      COMBINED BALANCE SHEETS, CONTINUED
                    (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' CAPITAL                        September 30   December 31
                                                             2001           2000
------------------------------------------------------   -----------    -----------
                                                          (Unaudited)
Current liabilities:
   Accounts payable and accrued expenses                 $     3,472    $     2,817
   Rents received in advance                                      54             57
   Deposits held                                                 458            471
   Accrued interest on mortgage notes payable                    212            224
   Current maturities of term debt                             1,174          1,174
                                                         -----------    -----------

      Total current liabilities                                5,370          4,743
                                                         -----------    -----------

Term debt, less current maturities:
   Mortgage notes payable                                     35,468         38,275
   Promissory notes, including accrued
     interest payable                                         36,713         32,703
                                                         -----------    -----------
                                                              72,181         70,978
                                                         -----------    -----------

Partners' capital:
   General Partners:
     NHT, Inc.                                                   (29)           (27)
     Other Operating General Partners                           (196)          (175)

   Limited partners:
     Issued and outstanding 1,014,668
      investment units                                       (23,303)       (21,126)
                                                         -----------    -----------

                                                             (23,528)       (21,328)
                                                         -----------    -----------

      Total liabilities and partners' capital            $    54,023    $    54,393
                                                         ===========    ===========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In Thousands, except per Unit Amounts)

                                                      2001            2000
                                                   ----------      ----------
Revenues:
  Rental revenues                                  $    3,170      $    2,933
  Other income                                            155             133
                                                   ----------      ----------

    Total revenues                                      3,325           3,066
                                                   ----------      ----------

Expenses:
  Administration                                          434             375
  Operating and maintenance                               623             847
  Management fees                                         393             235
  Partnership asset management fees                        84              82
  Utilities                                               341             335
  Taxes and insurance                                     418             402
  Depreciation and amortization                           642             703
                                                   ----------      ----------

    Total expenses                                      2,935           2,979
                                                   ----------      ----------

    Income (loss) from rental operations                  390              87
                                                   ----------      ----------

Other revenues and (expenses):
  Interest income                                          99              96
  Interest expense                                       (862)           (890)
                                                   ----------      ----------


     Net loss                                      $     (373)     $     (707)
                                                   ==========      ==========


Net loss per limited partnership unit              $    (0.36)     $    (0.70)
                                                   ==========      ==========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In Thousands, except per Unit Amounts)

                                                      2001            2000
                                                   ----------      ----------
Revenues:
  Rental revenues                                  $    9,229      $    8,698
  Other income                                            378             361
                                                   ----------      ----------

    Total revenues                                      9,607           9,059
                                                   ----------      ----------

Expenses:
  Administration                                        1,443           1,316
  Operating and maintenance                             2,019           2,245
  Management fees                                         962             771
  Partnership asset management fees                       253             245
  Utilities                                             1,308           1,069
  Taxes and insurance                                   1,370           1,322
  Depreciation and amortization                         1,926           2,113
                                                   ----------      ----------

    Total expenses                                      9,281           9,081
                                                   ----------      ----------

    Income (loss) from rental operations                  326             (22)
                                                   ----------      ----------

Other revenues and (expenses):
  Interest income                                         185             174
  Interest expense                                     (2,712)         (2,632)
                                                   ----------      ----------

                                                   $   (2,201)     $   (2,480)
     Net loss                                      ==========      ==========


Net loss per limited partnership unit              $    (2.17)     $    (2.44)
                                                   ==========      ==========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                  NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
           AND ITS SUBSTANTIALLY WHOLLY-OWNED OPERATING PARTNERSHIPS
                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (In Thousands)

                                                             2001        2000
                                                          ----------  ----------
Cash flows from operating activities:
     Net loss                                             $  (2,201)  $  (2,480)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization                       1,926       2,113
          Accrued interest on promissory notes                1,442       1,268
     Changes in operating assets and liabilities:
          Increase (Decrease) in deposits, prepaids and
              other assets                                     (961)       (333)
          Increase in accounts payable
              and accrued expenses                              656         892
          Decrease in other current liabilities                 (28)       (143)
                                                          ---------   ---------
Cash provided by operations                                     834       1,317
                                                          ---------   ---------

Investing activities:
     Additions to buildings, furniture and
      equipment, net                                           (316)       (435)
     Deposits to restricted cash, net                          (588)        (72)
                                                          ---------   ---------
      Cash used for investing activities                       (904)       (507)
                                                          ---------   ---------

Financing Activities:
     General partners cash distributions                          -
    Additions to term debt                                      650          42
    Payments of term debt                                      (889)       (795)
                                                          ---------   ---------
     Net cash used for financing activities                    (239)       (753)
                                                          ---------   ---------

Increase in cash and cash equivalents                          (309)         57

Cash and cash equivalents beginning of year                     858         914
                                                          ---------   ---------

Cash and cash equivalents end of period                   $     549   $     971
                                                          =========   =========


Supplemental schedule of non-cash investing and
 financing activities:
 Liabilities reclassified by the lender from term
 debt to promissory note (paid out of cash flow) debt         2,567           -
                                                          ---------   ---------

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

Properties
----------

As of September 30, 2001, average occupancy of the Properties was 94%.

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

A Greenville, Michigan Property
-------------------------------
A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves and is deficient in the payment of real estate taxes. The Managing General Partner has tried working with the Rural Development Authority to resolve the cash flow problems; however, these problems continue to be unresolved. As a part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the property . This was approved by the Partnership as Limited Partner of the Operating Partnership and is slated to close in December. Since this property is being sold prior to the end of the 15-year compliance period, the credits must be bonded. Bonds have been approved but the price of the bonds to be paid out of the sale proceeds is yet to be determined. The property to date continues to have cash flow difficulties.

A Gaylord, Michigan Property
----------------------------
A Gaylord, Michigan Property has experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord has issued a letter requiring the repairs be performed. The Managing General Partner has tried working with the Rural Development Authority to attempt to resolve problems; however, these problems continue to be unresolved. As a part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the property. This was approved by the Partnership as Limited Partner of the Operating Partnership and is slated to close in late November. Since the property is being sold prior to the end of the 15-year compliance period, the credits must be bonded. Bonds have been approved but the price of the bonds to be paid out of the sale proceeds is yet to be determined. The property continues to date to have cash flow difficulties.

Four Oklahoma Properties
------------------------
The four Oklahoma Properties have completed the HUD Restructuring Mark to Market Program (See further detail in Liquidity and Capital Resources). Additional debt was added to the property provided by HUD, funding the additional replacement reserves for the capital replacement project. In addition the debt was restructured by HUD into two pieces -a term debt piece and a promissory note piece paid out of cash flows. Starting in 2001, a nine month capital improvement project began, as part of this agreement, all the costs will be covered by the replacement reserve. This project is taking longer than expected and now is projected to be completed in eighteen months rather than nine.

Other Property Issues
---------------------
At September 30, 2001, five other properties have cash flow difficulties, these properties continue to run at the edge of break-even with a slight change in occupancy or operating cost causing a slight cash flow problem. Nine properties located in the Midwest have had higher than normal energy costs for the first three quarters of 2001, which as created some cash flow shortages. Many of the properties in the portfolio continue to operate at the edge of break-even, incurring cash flow difficulties whenever there are reductions in occupancy or increased operating and utility expenses.

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

At September 30, 2001 restricted cash was $6,665,000. The restricted cash was composed of the Investment Partnership reserve of $571,000 and Operating Partnership reserves of $6,094,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2000 the General Partner voluntarily deferred payment of $876,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The September 30, 2001 net loss of $2,201,000 decreased 11.3% from the September 30, 2000 net loss of $2,480,000. The reasons for the differences are discussed below.

Total revenue increased $548,000 (6.0%) when comparing the nine months ended September 30, 2001 and 2000.

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 2001 and 2000 were $7,355,000 and $6,968,000, respectively. The $387,000 (5.5%) increase in expenses between 2001 and 2000 primarily relates to an increase in administrative expenses of $127,000 (9.6%), a decrease in operating and maintenance expenses of $226,000 (10.1%), an increase in management fees of $191,000 (24.8%), and an increase in utility expenses of $239,000 (22.4%). The increase in administrative expenses in 2001 relates to an increase in management salaries for some of the operating partnerships. The decrease in operating and maintenance expenses relates to an increase in the prior year (2000) renovation and replacement expenses for three properties as compares to an average amount for 2001. The increase in management fees relates to three properties being able to pay an incentive management fee in 2001. The increase in utility expenses relates to a general increase in energy costs for seven of the Midwest properties.

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

None

PART II. OTHER INFORMATION
--------------------------

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
                           ------------------------------------------
                                          (Registrant)



Date  November 13, 2001              By /s/ James A. Bowman.
      ----------------------------      --------------------------
                                        James A. Bowman
                                        President, NHT, Inc.


Date  November 13, 2001              By /s/ Susan E. Basting.
      ----------------------------      --------------------------
                                        Susan E. Basting
                                        Treasurer, NHT, Inc.