Form 10-K
period 2001-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2002-04-15
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The Exhibit Index is located on page 29 of this Report.

                         This Report contains 39 pages.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                       Page
Item  1.  Business ...................................................  3
Item  2.  Properties .................................................  4
Item  3.  Legal proceedings ..........................................  5
Item  4.  Submission of matters to a vote of security holders ........  5

                                     PART II

Item  5.  Market for the registrant's partnership
          interests and related partnership matters ..................   5
Item  6.  Selected financial data ....................................   6
Item  7.  Management's discussion and analysis of financial
          condition and results of operations ........................   7
Item  7A. Quantitative and qualitative disclosures about market risk .......................................................  13
Item  8.  Financial statements and supplementary data ................  13
Item  9.  Changes in and disagreements with accountants on
          accounting and financial disclosure ........................  27

                                    PART III

Item 10.  Directors and executive officers of the registrant .........  28
Item 11.  Executive compensation .....................................  28
Item 12.  Security ownership of certain beneficial owners and management .................................................  29
Item 13.  Certain relationships and related transactions .............  29

                                     PART IV

Item 14.  Exhibits, financial statement schedules and reports on
          Form 8-K ...................................................  29

FORM 10-K AVAILABLE
A copy of the National Housing Trust Limited Partnership 2001 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

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

ITEM 2    PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 2001, are listed below:

                                                                              Number   Occupancy of
Partnership Name                                               State         of Units     Units
-------------------------------------------------------------  ------------  --------  ------------
Aspen NHT Apartments Company Limited Partnership               Michigan         48          **
Birch Lake NHT Apartments Company Limited Partnership          Michigan         48          45
Century Place NHT Apartments Company Limited Partnership       Michigan         96          92
Glendale NHT Apartments Company Limited Partnership            Michigan         28          27
Lakeside NHT Apartments Company Limited Partnership            Michigan         64          64
Park Terrace NHT Apartments Company Limited Partnership        Michigan         48          48
Traverse Woods NHT Apartments Company  Limited Partnership     Michigan         48          48
Traverse Woods II NHT Apartments  Company Limited Partnership  Michigan         80          80
RP Limited Dividend Housing Association Limited Partnership    Michigan        245         179
YM Limited Dividend Housing Association Limited Partnership    Michigan        153         145
Bingham Terrace Limited Partnership                            Ohio             56          45
Griggs Village Limited Partnership                             Ohio             44          42
Hebron Village Limited Partnership                             Ohio             40          32
Melrose Village I Limited Partnership                          Ohio             56          52
Stygler Village Limited Partnership                            Ohio            150         143
Summit Square Limited Partnership                              Ohio            152         152
Washington Court House I Limited Partnership                   Ohio             60          60
Wildwood Village I Limited Partnership                         Ohio             94          82
Wildwood Village II Limited Partnership                        Ohio             86          84
Wildwood Village III Limited Partnership                       Ohio             92          90
W-C Apartments Limited Partnership                             Oklahoma         64          62
W-G Apartments Limited Partnership                             Oklahoma         47          47
W-P Apartments Limited Partnership                             Oklahoma         76          76
W-R Apartments Limited Partnership                             Oklahoma         76          76
Coal Township Limited Partnership                              Pennsylvania    101          98
Hazelwood Limited Partnership                                  Pennsylvania    100          99
Mahanoy Limited Partnership                                    Pennsylvania    125         123
West Allegheny Partners Limited Partnership                    Pennsylvania     46          35
Springchase Apartments Limited Partnership                     Texas           164           *
Trinidad Apartments Limited Partnership                        Texas           124           *
St. Martins Associates                                         Washington       53          53

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

**This property was sold in November 2001, therefore, the year-end occupancy is listed as -0-.

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


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
                                     -------

ITEM 5 MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 2001, there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP ("Units"). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership's investments in the Operating Partnerships. In addition, in Management's judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 6    SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its Operating Partnerships.

                                                                            Years Ending December 31,
(In thousands, except per Unit data)
                                               2001         2000        1999         1998         1997
                                                                                                Restated
                                             ---------    --------    ---------    ---------    --------

Combined Statement of Operations Data:

Revenues                                     $  12,707    $ 12,293    $  12,172    $  12,174    $ 12,900
Expenses(2)                                    (10,205)     (9,592)     (12,546)     (13,176)     (9,921)
Depreciation and amortization                   (2,602)     (2,723)      (2,833)      (2,993)     (2,967)
                                             ---------    --------    ---------    ---------    --------
Income (loss) from rental operations              (100)        (22)      (3,207)      (3,995)         12
                                             ---------    --------    ---------    ---------    --------

Other revenues and expenses
   Interest income                                 262         265          232          273         270
   Interest expense                             (3,784)     (3,649)      (3,542)      (3,514)     (3,434)
                                             ---------    --------    ---------    ---------    --------

   Loss before extraordinary gain            $  (3,622)   $ (3,406)   $  (6,517)   $  (7,236)   $ (3,152)
   Gain on Sale of Rental Property                 251           -            -            -           -
   Extraordinary gain                                -           -            -          200       2,196
                                             ---------    --------    ---------    ---------    --------

   Net loss                                  $  (3,371)   $ (3,406)   $  (6,517)   $  (7,036)   $   (956)
                                             =========    ========    =========    =========    ========

   Loss per unit before extraordinary gain   $   (3.57)      (3.36)       (6.42)       (7.13)   $  (3.10)
   Gain on Sale of Rental Property                 .25
   Extraordinary gain per unit                       -           -            -          .20        2.16
                                             ---------    --------    ---------    ---------    --------

   Net loss per Unit                         $   (3.32)   $  (3.36)   $   (6.42)   $   (6.93)   $   (.94)
                                             =========    ========    =========    =========    ========

                                                       Year Ending December 31,
Combined Balance Sheet Data:         2001         2000         1999         1998           1997
                                                                                         Restated
                                   ---------    ---------    ---------    ---------    ------------

Total assets (2)                   $  52,361    $  54,393    $  56,442    $  61,509    $     67,437
                                   =========    =========    =========    =========    ============

Term debt (1)                      $  73,076    $  72,152    $  71,104    $  70,041    $     69,146
                                   =========    =========    =========    =========    ============

Partners' capital                  $ (24,699)   $ (21,328)   $ (17,922)   $ (11,404)   $     (4,353)
                                   =========    =========    =========    =========    ============

Cash dividends declared per Unit   $    None    $    None    $    None    $    None    $       None
                                   =========    =========    =========    =========    ============

(1) Includes current maturities of term debt.

(2) Expenses in 1999 and 1998 include impairment losses of $3,111,000 and $4,100,000, which also reduced Total Assets.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved once all litigation has been resolved. One Operating Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. No distributions were made or expected to be made to the Unit holders.

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

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $ .04 of credit per unit in 2002, 2003 and 2004.

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

For these and other reasons, in Management's judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holder's tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Properties
----------

As of December 31, 2001, average occupancy of the Properties was 96.7%.

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

A Detroit, Michigan Property
----------------------------
During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park property in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the Property to its estimated fair value of $4,300,000. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. During 2000 the property continued to have cash flow difficulties. During 2001 the property continued to experience significant cash flow and vacancy problems. Its Real Estate Assessment Center ("REAC") scores were low and it recently failed a Michigan State Housing Development Authority ("MSHDA") inspection. The property is in need of maintenance and repairs in excess of its reserves. Due to the aforementioned problems, the economic viability of the property is in question. If foreclosure occurs, previous tax credits would be recaptured. The Managing General Partner continues to negotiate with MSHDA and is actively trying to sell the building and related assets. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property
-------------------------------
A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves and is deficient in the payment of real estate taxes. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the Property. This was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders of the Partnership. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTCs must be bonded. An LIHTC recapture bond has been approved, but the price of the bonds, to be paid out of the sale proceeds, is yet to be determined. The property continues to experience cash flow difficulties.

A Scottsville, Michigan Property
--------------------------------
A Scottsville, Michigan Property has experienced cash flow difficulties and was unable to fund its replacement reserve as required by the Rural Development Authority, or to pay tax and insurance expense at year end. The Managing General Partner has been working with the Rural Development Authority to attempt to resolve these problems; however, there can be no assurance as to how these matters will be resolved.

A Gaylord, Michigan Property
----------------------------
A Gaylord, Michigan Property experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord issued a letter requiring the repairs be performed. The Managing General Partner tried working with the Rural Development Authority to attempt to resolve problems. As a part of a work-out strategy, the Managing General Partner of the Operating Partnership entered into a purchase and sale contract, which was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders of the Partnership. The Property was sold in November, 2001. The Operating Partnership purchased a recapture bond in the amount of $199,000 for a price of $13,000. The sale relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $251,000. Cash in excess of liabilities, approximately $54,000, was distributed to the Partnership. After all liabilities are paid, no distributions were made or are expected to be made to the Unit holders. However, the posting of a recapture bond with respect to LIHTCs allows the Unit holders to maintain the benefits taken.

Four Oklahoma Properties
------------------------
The four Properties in Oklahoma have completed the HUD Restructuring Mark to Market Program. The debt was restructured by HUD into two pieces - a term debt piece and a promissory note piece paid out of cash flows. A portion of the debt was used to fund additional replacement reserves for capital improvement projects. A capital improvement project began in 2001, funded largely from the replacement reserve and is projected to be completed in 2002. In addition, some capital improvement projects at three of the properties will be funded from future cash flows.

Other Property Issues
---------------------
At December 31, 2001, four other properties have cash flow difficulties, continuing to run at the edge of break-even with a slight change in occupancy or operating cost causing a slight cash flow problem. Nine properties located in the Midwest have had higher than normal energy costs for 2001, which has created some cash flow shortages. Insurance rates continue to rise at many of the properties. In order to keep costs down, some properties have reduced their coverage.

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

The Operating Partnerships own eight Properties whose Section 8 contracts have expired or will expire in fiscal year 2002, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2002, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on the four Oklahoma Properties. Although it is not anticipated, additional projects may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

At December 31, 2001 restricted cash was $6,470,000. The restricted cash was composed of the Investment Partnership reserve of $510,000 and Operating Partnership reserves of $5,960,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2001 the General Partner voluntarily deferred payment of $1,108,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The 2001 net loss of $3,371,000 decreased by 1.03% from the 2000 net loss of $3,406,000, while the 2000 net loss decreased 47.7%% from the 1999 net loss of $6,517,000. The reasons for the differences are discussed below.

A gain on the sale of rental property of $251,000 was recorded as a result of the sale of a property in Gaylord, Michigan during 2001.

An impairment loss of $3,111,000 was recorded in 1999 for a Philadelphia, Pennsylvania property.

During 2001, 2000 and 1999, total revenue was $12,707,000, $12,293,000, and
$12,172,000, respectively. Total revenues increased $414,000 (3.4%) in 2001 as compared to 2000 and increased $121,000 (1.0%) in 2000 compared to 1999.

Total expenses exclusive of depreciation, interest and impairment loss for 2001, 2000, and 1999 were $10,205,000, $9,592,000, and $9,435,000, respectively. The
$613,000 (6.4%) increase in expenses between 2001 and 2000 reflects an increase in utilities, administration, and management fees and a decrease in operating and maintenance. The $157,000 (1.7%) increase in expenses between 2000 and 1999 was primarily related to an increase in utilities, administration, and taxes and insurance expenses and a decrease in management fees. The expenses with the largest fluctuations between 2001 and 2000 are administrative with an increase of $338,000 (17.8%), utilities with an increase of $224,000 (15.3%), management fees with an increase of $213,000 (21.6%), and operating and maintenance with a decrease of $140,000 (4.5%). The expenses with the largest fluctuations between 2000 and 1999 are utilities with an increase of $52,000 (3.6%), administrative with an increase of $46,000 (2.5%), taxes and insurance with an increase of $78,000 (4.5%), and management fees with a decrease of $60,000 (5.7%).

The increase in utilities in 2001 is attributable to the overall increase in utility prices for seven of the Midwest properties. The increase in administrative expenses in 2001 relates to an increase in management salaries for some of the operating partnerships. The decrease in operating and maintenance expenses relates to an increase in the prior year (2000) renovation and replacement expenses for three properties as compared to an average amount for 2001. The increase in management fees relates to some properties being able to pay an incentive management fee in 2001.

The increases in 2000 expenses for utilities, general and administrative, and taxes and insurance are primarily attributable to a general increase amongst most properties. The decrease in 2000 management fees relates to lower incentive management fees on several properties.

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

Other
-----

The Operating Partnerships carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to their properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Investment Partnership could lose both its invested capital in and anticipated profits from the affected property and could experience recapture of previously earned tax credits.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its Operating Partnerships as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are listed below and included on pages 15 through 27 of this report.

Audited Combined Financial Statements

  Report of Independent Auditors ...................................... 14
  Combined Balance Sheets ............................................. 15
  Combined Statements of Operations ................................... 17
  Combined Statements of Partners' Deficit ............................ 18
  Combined Statements of Cash Flows ................................... 19
  Notes to Combined Financial Statements .............................. 20
  Financial Statements Schedules - Schedule I ......................... 33
  Financial Statements Schedules - Schedule III ....................... 35

                          INDEPENDENT AUDITORS' REPORT

To the Partners
National Housing Trust Limited Partnership

We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its Operating Partnerships (the "Partnership") as of December 31, 2001 and 2000 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000 and the financial statement schedules as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain of the Operating Partnerships, which statements reflect total assets of $23,764,151 and $24,495,447 at December 31, 2001 and 2000, and
total losses of $1,626,881, $1,267,592, and $1,122,898 for each of the three years in the periods ended December 31, 2001. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its Operating Partnerships at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Furthermore, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                                REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
April 2, 2002

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
               COMBINED BALANCE SHEETS, DECEMBER 31, 2001 AND 2000
                                 (In Thousands)

ASSETS                                                          December 31
----------------------------------------------------------  --------------------
                                                              2001        2000

                                                            --------    --------
Current assets:
   Cash and cash equivalents (Note 1)                       $  1,007    $    858
   Tenants' security deposits                                    433         441
   Mortgage escrow deposits                                      616         581
   Prepaid expenses and other assets                           1,115         934
                                                            --------    --------

      Total current assets                                     3,171       2,814
                                                            --------    --------

Restricted cash                                                6,470       6,077
                                                            --------    --------

Rental property held for sale (Note 1)                         1,795       2,500
                                                            --------    --------

Rental property (Notes 1 and 3):
   Buildings and improvements                                 65,230      64,827
   Furniture and equipment                                     2,480       2,373
                                                            --------    --------
                                                              67,710      67,200
      Less accumulated depreciation                           29,882      27,295
                                                            --------    --------
                                                              37,828      39,905
   Land                                                        3,097       3,097
                                                            --------    --------
                                                              40,925      43,002
                                                            --------    --------

      Total assets                                          $ 52,361    $ 54,393
                                                            ========    ========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' DEFICIT                                             December 31
-------------------------------------------------------   ------------------------------------------------
                                                              2001                              2000

                                                          --------------                    --------------
Current liabilities:
   Current maturities of long-term debt (Note 3)         $        3,432                    $        1,174
   Accounts payable and accrued expenses                          3,245                             2,817
   Rents received in advance                                         57                                57
   Deposits held                                                    446                               471
   Accrued interest, mortgage notes payable                         236                               224
                                                          --------------                    --------------

      Total current liabilities                                   7,416                             4,743
                                                          --------------                    --------------

Long-term debt, less current maturities (Note 3):

   Mortgage notes payable                                        32,180                            38,275
   Promissory notes, including accrued
     interest payable of $17,089 and $14,974                     37,464                            32,703
                                                          --------------                    --------------

                                                                 69,644                            70,978
                                                          --------------                    --------------

Partners' deficit:
   General Partners:
     NHT, Inc.                                                      (30)                              (27)
     Other operating General Partners                              (208)                             (175)

   Limited partners:
     Issued and outstanding  1,014,668
       investment units                                         (24,461)                          (21,126)
                                                          --------------                    --------------
                                                                (24,699)                          (21,328)
                                                          --------------                    --------------

        Total liabilities and partners' deficit          $       52,361                     $     54,393
                                                          ==============                    ==============


                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (In Thousands, except per Unit Amounts)

                                                                              YEARS ENDED DECEMBER 31
                                                                    --------------------------------------------
                                                                        2001            2000            1999
                                                                    -------------   ------------    ------------
Revenues (Notes 4 and 5):
     Rental revenues                                               $      12,250   $     11,983    $     11,930
     Other income                                                            457            310             242
                                                                    -------------   ------------    ------------

          Total revenues                                                  12,707         12,293          12,172
                                                                    -------------   ------------    ------------

Expenses:
     Administration                                                        2,237          1,899           1,853
     Operating and maintenance                                             2,957          3,097           3,066
     Management fees, including $848, $654 and $730 to
          affiliates (Note 2)                                              1,206            993           1,053
     Partnership asset management fees, affiliates (Note 2)                  332            337             327
     Utilities                                                             1,684          1,460           1,408
     Taxes and insurance                                                   1,789          1,806           1,728
     Depreciation and amortization                                         2,602          2,723           2,833
     Impairment loss (Note 1)                                                  -              -           3,111
                                                                    ------------    ------------    ------------

          Total expenses                                                  12,807         12,315          15,379
                                                                    -------------   ------------    ------------

          Loss from rental operations                                       (100)           (22)         (3,207)
                                                                    -------------   ------------    ------------

Other revenues and (expenses):
     Interest income                                                         262            265             232
     Interest expense                                                     (3,784)        (3,649)         (3,542)
                                                                    -------------   ------------    ------------

        Loss before gain on sale of rental property                       (3,622)        (3,406)         (6,517)
        Gain on sale of rental property                                      251              -               -
                                                                    -------------   ------------    ------------

         Net loss                                                  $      (3,371)  $     (3,406)   $     (6,517)
                                                                    =============   ============    ============


Loss per limited partnership unit before gain on sale of           $       (3.57)  $      (3.36)   $      (6.42)
rental property
Gain on sale of rental property per limited partnership unit                0.25              -               -
                                                                    -------------   ------------    ------------

Net loss per limited partnership unit                              $       (3.32)  $      (3.36)   $      (6.42)
                                                                    =============   ============    ============


                     The accompanying notes are an integral
                    part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In Thousands)

                                           GENERAL
                                      PARTNERS' INTEREST            LIMITED PARTNERS' INTEREST               TOTAL
                                    ----------------------- -------------------------------------------   ------------
                                                  Other
                                                 General     Investment       Operating                     Partners'
                                     NHT, Inc.  Partners     Partnership     Partnerships      Total         Deficit
                                     ---------  ----------  -------------   -------------  -------------  -------------
Balances as of December 31, 1998     $    (17) $      (75) $         680   $     (11,992) $     (11,312) $     (11,404)

General Partner distributions                          (1)                                                          (1)
Allocation of net loss                     (7)        (65)           (70)         (6,375)        (6,445)        (6,517)

                                      --------  ----------   ------------   -------------  -------------  -------------
Balances as of December 31, 1999     $    (24)       (141) $         610   $     (18,367)       (17,757)       (17,922)

Allocation of net loss                     (3)        (34)           (37)         (3,332)        (3,369)        (3,406)

                                      --------  ----------   ------------   -------------  -------------  -------------
Balances as of December 31, 2000     $    (27) $     (175) $         573   $     (21,699) $     (21,126) $     (21,328)

Allocation of net loss                     (3)        (33)           (37)         (3,298)        (3,335)        (3,371)

                                      --------  ----------  -------------   -------------  -------------  -------------
Balances as of December 31, 2001     $    (30) $     (208) $         536   $     (24,997) $     (24,461) $     (24,699)
                                      ========  ==========  =============   =============  =============  =============

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In Thousands)

                                                           2001             2000               1999
                                                       ---------------------------------------------------
Cash flows from operating activities:
    Net loss                                          $       (3,371) $         (3,406)  $         (6,517)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
          Depreciation and amortization                        2,602             2,723              2,833
          Impairment loss                                          -                 -              3,111
          Gain on sale of rental property                       (251)                -                  -
          Accrued interest on promissory notes                 2,115             1,969              1,769
    Changes in operating assets and liabilities:
          (Increase) decrease in deposits,
            prepaids and other assets                           (251)             (149)                28
          Increase in accounts payable and
            accrued expenses                                     475               458                237
          Increase (decrease) in other current
            liabilities                                           (8)             (149)               151
                                                       --------------  ----------------   ----------------
    Net cash provided by operating activities                  1,311             1,446              1,612
                                                       --------------  ----------------   ----------------


Investing activities:
    Additions to buildings, furniture and
      equipment                                                 (523)             (546)              (760)
    Additions to restricted cash, net                           (408)              (35)              (213)
    Proceeds from sale of rental property                         54                 -                  -
                                                       --------------  ----------------   ----------------
    Net cash used for investing activities                      (877)             (581)              (973)
                                                       --------------  ----------------   ----------------


Financing Activities:
    General Partners cash distributions, net                       -                 -                 (1)
    Additions to term debt                                     5,212               179                305
    Payments of term debt                                     (5,497)           (1,100)            (1,011)
                                                       --------------  ----------------   ----------------
    Net cash used for financing activities                      (285)             (921)              (707)
                                                       --------------  ----------------   ----------------
    Increase (decrease) in cash and cash
      equivalents                                                149               (56)               (68)
    Cash and cash equivalents, beginning of year                 858               914                982
                                                       -------------- ----------------   ----------------
    Cash and cash equivalents, end of year            $        1,007  $            858   $            914
                                                       ==============  ================   ================
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest            $        1,657  $          2,234   $          2,206
                                                       ==============  ================   ================

Significant non-cash investing and financing activities:

In conjunction with the sale of rental property, the following assets and liabilities were transferred to the purchaser; deposits, prepaids, and other assets of $28,346, restricted cash of $14,561, rental property held for sale of $718,347, accounts payable and accrued expenses of $47,000, other current liabilities of $5,000, and mortgage payable of $900,942.

                     The accompanying notes are an integral
                    part of the combined financial statements

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

     After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 2001, 2000, or 1999. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved once all litigation has been resolved. One Operating Partnership was sold in November 2001, per approval from the unit shareholders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. No distributions were made or expected to be made to the unit holders.

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


Inc. Cash distributions to Partners, if any, shall be made at such time or times as the General Partner may determine. Net loss per limited partnership unit is based on the average number of limited partnership units outstanding during the period of operating activity.

Principles of Combination:
--------------------------

The combined financial statements include the accounts of the Investment Partnership and Operating Partnerships in which it has acquired 98.9% limited partnership interests. The Investment Partnership does not have any significant liability to the Operating Partnerships beyond its original investment, but does have control over certain aspects of the Operating Partnerships either through the operation of the various partnership agreements or through NHT, Inc., which is a general partner in both the Investment Partnership and Operating Partnerships. Combined financial statements have been presented because of common ownership between the Operating Partnership general partner and the investment partnership. All related intercompany accounts and transactions have been eliminated. Each of the Operating Partnerships has no significant assets other than an apartment complex encumbered by mortgage debt, and related cash reserves and mortgage escrow deposits. The assets of any Operating Partnership are not available for the benefit of any other Operating Partnership or for the benefit of the Investment Partnership.

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

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

    Restricted Cash:
    ----------------

    Restricted Cash consisted of Operating Partnerships' property reserves of $5,960,000 and $5,662,000 in 2001 and 2000, respectively and Investment Partnership reserves of $510,000 and $415,000 in 2001 and 2000, respectively.

    Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual Property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures, which may be needed for the designated property. At December 31, 2001 and 2000, these assets were maintained in demand deposit accounts with various financial institutions.

    Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships' property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 2001 and 2000 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposit and money market accounts.

    The carrying amount of reserves approximated market value at December 31, 2001 and 2000.

    Rental Property:
    ---------------

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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

     Rental Property Held for Sale:
     ------------------------------
     Rental property held for sale at December 31, 2001 consists of one property which has signed a purchase agreement subject to a number of conditions including the consent of the seller's limited partners. The Property is valued at approximately $1,795,000, the lower of the carrying amount or the fair value less estimated costs to sell. The Operating Partnerships discontinue the recognition of depreciation on the rental property when the rental property is considered held for sale.

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

     Income Taxes:
     -------------
     The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership's taxable loss. During 2001, 2000, and 1999, low-income housing tax credits of $202,000, $812,000, and $2,116,000, respectively, were generated by the Investment Partnership.

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

     Use of Estimates:
     -----------------
     The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Specifically, management reviews the carrying value of rental property using estimated future cash flows, including estimates from disposition, whenever an event or change in circumstances might indicate that the asset value may not be recoverable. Because of the inherent uncertainties in estimating future cash flows, it is at least reasonably possible that the estimates used will change within the near term. Actual results could differ from those estimates.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

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

     Management Fees, including Affiliates:
     --------------------------------------
     General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $848,000, $654,000 and $730,000 in 2001, 2000 and
     1999, respectively, including $61,000, $60,000 and $65,000 in 2001, 2000 and 1999, respectively to an affiliate of NHT, Inc.

     Partnership Management Fees, Affiliates:
     ----------------------------------------
     The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $38,000, $48,000 and $47,000 in 2001, 2000 and 1999, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $294,000, $289,000 and $280,000 in 2001, 2000 and 1999, respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 2001,

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

    Partnership Management Fees, Affiliates (continued):
    ----------------------------------------------------
    2000 and 1999. The supervisory management fees and program management fees totaled $331,000, $337,000 and $327,000 in 2001, 2000 and 1999,
    respectively. The fees paid in 2001, 2000 and 1999 were $100,000, $96,000 and $135,000, respectively. The balance accrued for these fees was $1,108,000, $876,000 and $635,000 as of December 31, 2001, 2000 and 1999,
    respectively.

    Land Leases:
    ------------
    Two Operating Partnerships have entered into operating land leases of 51 years and 99 years with affiliates of the general partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and account for the prepaid leases using the interest method.

3.  Long-term Debt:
    ---------------

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

    Substantially all of the promissory notes are collateralized by second mortgages on the rental properties owned by the Operating Partnerships, and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a Property. Included in promissory notes is a note and related accrued interest in the amount of $3,191,061 and $2,943,519 at December 31, 2001 and 2000, which is due to an affiliate of the General Partner.

    Estimated principal requirements on these loans during the next five years and thereafter (in thousands) at December 31, 2001 are as follows:

                           2002                                   3,432
                           2003                                   2,249
                           2004                                   1,250
                           2005                                  10,045
                           2006                                   1,467
                         Thereafter                              54,633
                                                                 ------
                                                                $73,076
                                                                =======

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

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

    The Operating Partnerships received approximately $6,277,000, $6,305,000 and $5,951,000 of rental assistance payments from HUD for the years ended December 31, 2001 and 2000 and 1999, respectively, which represents, 49.4%, 51.3% and 48.9% of their total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

    There are 20 Properties with HAP contracts, of which eight have HAP contracts which expire during 2002, the majority of which are on annual or 6 month renewals. Management continues to seek to renew all HAP contracts as they expire.

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

    Promissory Notes:
    -----------------
    As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Fifteen of the loans are due in the years 2004
    - 2006 (principal and accrued interest of $36,006,000 at December 31, 2001); the remaining loan is due during the year 2028 (principal and accrued interest of $1,458,000 at December 31, 2001). All of the loans which are due during the years 2004 - 2006 are due prior to the maturity of the first mortgages on the properties, which generally mature during the years 2011 - 2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes come due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

5.  Taxable Loss:
    -------------

    The difference between the 2001 financial statement loss and the tax return loss consists of tax depreciation in excess of book depreciation of $256,000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

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

6.  Gain on Sale of Rental Property:
    --------------------------------

    On November 29, 2001, the partnership sold Aspen NHT Apartments, a property located in Gaylord, Michigan. The sale relieved the Operating partnership of liabilities in excess of assets and created a book gain of $251,000.

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III
                                    --------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name                  Age                        Office                        Term Expires
----                  ---                        ------                        ------------
James A. Bowman       47     President, Chief Executive Officer and Trustee        2002
Robert M. Snow        49     Vice President, Secretary and Trustee                 2002
Joseph R. Kasberg     49     Assistant Treasurer                                   2002
Susan E. Basting      40     Chief Financial Officer, Treasurer and Trustee        2002

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

ITEM 11          EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 2001, 2000 and 1999:

Fee or Reimbursement Type        Payee (In thousands)     2001     2000     1999
-------------------------        --------------------     ----     ----     ----
Property management fees        General Partners of
                                Operating Partnerships    $ 848    $ 654    $ 730
Partnership management fees     NHT, Inc.                 $ 331    $ 337    $ 327

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

          1.   Financial Statements
               ---------------------

               The combined financial statements, related notes, and
                      accountant's report listed below are included herein:

                                                                         Page
               Report of Independent Auditors                             14

               Combined balance sheets as of December 31, 2001            15
               and 2000

               Combined statements of operations for the years            17
               ended December 31, 2001, 2000 and 1999

               Combined statements of partners' deficit for the           18
               years ended December 31, 2001, 2000 and 1999

               Combined statements of cash flows for the years            19
               ended December 31, 2001, 2000 and 1999

               Notes to combined financial statements                     20

          2.   Financial Statement Schedules
               Schedule I                                                 33
               Schedule III                                               35

          All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:
None.

3. Exhibits
   --------

(a)  Exhibits

 Exhibit No.                      Description
 ----------                       ------------

 *   3.1   Form of Amended and Restated Agreement of Limited Partnership of
           the Registrant (attached to the Prospectus as Exhibit A)

 *   3.2   Certificate of Limited Partnership of the Registrant.

 *  10.1   Escrow Agreement between FirsTier Bank, N.A. and Registrant.

 *  10.2   Form of Purchase and Sale Agreement (including form of Purchase
           Money Note).

 *  10.3   Form of Operating Partnership Agreement.

**  10.4   Guarantee Agreement between the Trust and the Partnership.

**  10.5   Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

**  10.6   Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

**  10.7   Letter Agreement between National Church Residences and the Selling
           Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

**  10.8   Letter Agreement between Retirement Housing Foundation and the
           Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

**  10.9   Letter Agreement between the Trust and the Selling Agent relating to
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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                   SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                               LIMITED PARTNERSHIP

Condensed Balance Sheets                                          December 31,
                                                                  ------------
                                                              2001            2000
                                                              ----            ----
Assets                                                           (In Thousands)
Current assets:
   Cash                                                       $    510    $    415
   Accounts receivable, Operating Partnerships,
         net of allowance of $409 and $362 in 2001 and 2000        135         214
                                                              --------    --------
         Total current assets                                      645         629

Notes receivable, Operating Partnership,
         net of allowance of  $283 in 2001 and 2000                 --          --
                                                              --------    --------

                                                              $    645    $    629
                                                              ========    ========
Liabilities and Partners' Capital
Current liabilities:
   Accounts payable, primarily general partner                $  1,115    $    888

Deficit in Operating Partnerships                               24,223      21,063
Partners'  Deficit                                             (24,693)    (21,322)
                                                              --------    --------

                                                              $    645    $    629
                                                              ========    ========

Condensed Statements of Operations                           Years Ended December 31
                                                            -----------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
Revenues:                                                     (In Thousands)
   Program management fees from Operating
      Partnerships                                     $   152    $   155    $   144
   Interest                                                 20         25         22
                                                       -------    -------    -------
                                                           172        180        166
                                                       -------    -------    -------
Expenses:
   Program management fees, general partner                332        337        327
   Administrative                                          171        156        195
                                                       -------    -------    -------
                                                           503        493        522
                                                       -------    -------    -------
Loss before equity in loss of Operating Partnerships
    and gain on sale of rental property                   (331)      (313)      (356)

Gain on sale of rental property                             54         --         --

Equity in loss of Operating Partnerships                (3,094)    (3,093)    (6,161)
                                                       -------    -------    -------


Net loss                                               $(3,371)   $(3,406)   $(6,517)
                                                       =======    =======    =======

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                   SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST
                         LIMITED PARTNERSHIP (CONTINUED)


Condensed Statements of Cash Flows                            Years Ended December 31
                                                              -----------------------
                                                               2001     2000     1999
                                                               ----     ----     ----
                                                                  (In Thousands)
Cash used in operating activities                             $ (25)   $ (87)   $ (79)

Investing activities, proceeds from sale of rental property      54       --       --

Financing activities, distributions from Operating
   Partnerships, net                                             66       57      103
                                                              -----    -----    -----

Increase (decrease) in cash                                   $  95    $ (30)   $  24
                                                              =====    =====    =====

Notes to Condensed Financial Statements

Note A - Basis of Presentation:

In the financial statements of National Housing Trust Limited Partnership (NHTLP), its investment in Operating Partnerships is stated at cost plus equity in undistributed earnings and less losses of the Operating Partnerships since the date of acquisition.

Note B - Notes Receivable, Operating Partnership:

The notes receivable from an Operating Partnership bear interest at varying rates, are repayable out of distributable cash flow and are due through 2006.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 2001

                                    (1 OF 4)
                                 (In Thousands)

                                                                                           COST
                                                                                        CAPITALIZED                 GROSS
                                                                  INITIAL COST TO      SUBSEQUENT TO       AMOUNT AT WHICH CARRIED
                                                                    PARTNERSHIP         ACQUISITION          AT CLOSE OF PERIOD
-------------------------------------------------------------- ---------------------- ---------------- ----------------------------
   PARTNERSHIP                                                          BUILDINGS &                            BUILDINGS &
       NAME             DESCRIPTION          ENCUMBRANCES       LAND    IMPROVEMENTS  IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL

------------------------------------------------------------------------------------------------------------------------------------
Stygler Village    Low income housing                  $6,048                 $4,717             376                 5,093    5,093
                   project
                   Located in Gahanna,
                   Ohio

St. Martins        Low-income housing                   1,458                  2,094             109                 2,203    2,203
                   project
                   Located in Seattle,
                   Washington

Willow Creek       Low-income housing                   1,127      $123        1,373             139    $123         1,512    1,635
                   project
                   Located in
                   Bartlesville, OK

Willow Gardens     Low-income housing                   1,346        94        1,630             128      94         1,758    1,852
                   project
                   Located in
                   Bartlesville, OK

Willow Park        Low-income housing                   1,151       157        1,513             120     157         1,633    1,790
                   project
                   Located in
                   Bartlesville, OK

Willow Rock        Low-income housing                   1,357       148        1,508             221     148         1,729    1,877
                   project
                   Located in
                   Bartlesville, OK

Wildwood I         Low-income housing                   2,027       123        1,783             109     123         1,892    2,015
                   project
                   Located in Columbus,
                   OH

Wildwood II        Low-income housing                   1,584       117        1,526               1     117         1,527    1,644
                   project
                   Located in Columbus,
                   OH

Wildwood III       Low-income housing                   1,947       178        1,725              59     178         1,784    1,962
                   project
                   Located in Columbus,
                   OH

                                                                LIFE ON WHICH
                                                               DEPRECIATION IN
                                                                LATEST INCOME
   PARTNERSHIP                       ACCUMULATED       DATE      STATEMENTS
       NAME           DESCRIPTION    DEPRECIATION    ACQUIRED    IS COMPUTED

-------------------------------------------------------------------------------

Stygler Village    Low income housing      $2,339     10/07/88  27 1/2 years
                   project
                   Located in Gahanna,
                   Ohio

St. Martins        Low-income housing       1,052      1/31/89  27 1/2 years
                   project
                   Located in Seattle,
                   Washington

Willow Creek       Low-income housing         692      3/02/89  27 1/2 years
                   project
                   Located in
                   Bartlesville, OK

Willow Gardens     Low-income housing         799      3/02/89  27 1/2 years
                   project
                   Located in
                   Bartlesville, OK

Willow Park        Low-income housing         761      3/02/89  27 1/2 years
                   project
                   Located in
                   Bartlesville, OK

Willow Rock        Low-income housing         778      3/02/89  27 1/2 years
                   project
                   Located in
                   Bartlesville, OK

Wildwood I         Low-income housing         809     12/01/89  27 1/2 years
                   project
                   Located in Columbus,
                   OH

Wildwood II        Low-income housing         876     12/01/89  27 1/2 years
                   project
                   Located in Columbus,
                   OH

Wildwood III       Low-income housing         759     12/01/89  27 1/2 years
                   project
                   Located in Columbus,
                   OH

                                   CONTINUED

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 2001

                                    (2 OF 4)
                                 (In Thousands)

                                                                                             COST
                                                                                         CAPITALIZED                GROSS
                                                                  INITIAL COST TO       SUBSEQUENT TO      AMOUNT AT WHICH CARRIED
                                                                    PARTNERSHIP          ACQUISITION          AT CLOSE OF PERIOD
                                                             -----------------------------------------------------------------------
        PARTNERSHIP                                                     BUILDING &                              BUILDINGS &
           NAME           DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS    IMPROVEMENTS    LAND    IMPROVEMENTS   TOTAL
       -----------------------------------------------------------------------------------------------------------------------------
       Melrose       Low income housing              1,110        89              983          72       89         1,055     1,144
       Village       project Located in
                     Findlay, OH

       Summit Square Low-income housing              3,402       105            3,327          54      105         3,381     3,486
                     project Located in
                     Dayton, OH

       Washington    Low-income housing              1,034        81              932          23       81           955     1,036
       Court House   project Located in
                     Washington CH, OH

       Griggs        Low-income housing                578        36              610          25       36           635       671
       Village       project Located in
                     Columbus, OH

       Hebron        Low-income housing                672        45              603          31       45           634       679
       Village       project Located in
                     Hebron, OH

       **Aspen I     Low-income housing                  0         0                0           0        0             0         0
                     project Located in
                     Gaylord, MI

       Birch Lake    Low-income housing                765        56              805          68       56           873       929
                     project Located in
                     Ludington, MI

       *Century      Low-income housing              2,295       138            1,990         561      138         2,551     2,689
       Place         project Located in
                     Greenville, MI

       Glendale      Low-income housing                373        27              414           6       27           420       447
                     project Located in
                     Scottville, MI

       Lakeside      Low-income housing              1,193        76            1,023         296       76         1,319     1,395
                     project Located in
                     Cadillac, MI

                                                                      LIFE ON WHICH
                                                                     DEPRECIATION IN
                                                                      LATEST INCOME
         PARTNERSHIP                        ACCUMULATED      DATE     STATEMENTS IS
            NAME           DESCRIPTION     DEPRECIATION   ACQUIRED     COMPUTED
        ---------------------------------------------------------------------------

        Melrose       Low income housing            432   12/01/89    27 1/2 years
        Village       project Located in
                      Findlay, OH

        Summit Square Low-income housing          1,475   12/01/89    27 1/2 years
                      project Located in
                      Dayton, OH

        Washington    Low-income housing            408   12/01/89    27 1/2 years
        Court House   project Located in
                      Washington CH, OH

        Griggs        Low-income housing            268   12/01/89    27 1/2 years
        Village       project Located in
                      Columbus, OH

        Hebron        Low-income housing            266   12/01/89    27 1/2 years
        Village       project Located in
                      Hebron, OH

        **Aspen I     Low-income housing              0   12/28/89    27 1/2 years
                      project Located in
                      Gaylord, MI

        Birch Lake    Low-income housing            376   12/28/89    27 1/2 years
                      project Located in
                      Ludington, MI

        *Century      Low-income housing            999   12/28/89    27 1/2 years
        Place         project Located in
                      Greenville, MI

        Glendale      Low-income housing            186   12/28/89    27 1/2 years
                      project Located in
                      Scottville, MI

        Lakeside      Low-income housing            530   12/28/89    27 1/2 years
                      project Located in
                      Cadillac, MI

*During 2001 this property was classified as held for sale.

** During 2001 this property was sold.

                                   CONTINUED

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 2001


                                    (3 OF 4)
                                 (In Thousands)

                                                                                      COST
                                                                                   CAPITALIZED                   GROSS
                                                         INITIAL COST TO          SUBSEQUENT TO        AMOUNT AT WHICH CARRIED
                                                           PARTNERSHIP             ACQUISITION            AT CLOSE OF PERIOD
                                                   --------------------------------------------------------------------------------
 PARTNERSHIP                                                       BUILDING &                                  BUILDINGS &
    NAME           DESCRIPTION       ENCUMBRANCES       LAND      IMPROVEMENTS     IMPROVEMENTS      LAND     IMPROVEMENTS    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Park Terrace  Low income housing              891           73            1,065                19        73          1,084     1,157
              project Located in
              Williamston, MI

Traverse      Low-income housing              899           71            1,054                51        71          1,105     1,176
Woods         project Located in
              Petoskey, MI

Traverse      Low-income housing            1,503          117            1,733               707       117          2,440     2,557
Woods II      project Located in
              Petoskey, MI

Bingham       Low-income housing            1,410           16            1,092               381        20          1,473     1,493
Terrace       project Located in
              Cadiz, OH

Coal Township Low-income housing            4,817          150            4,511               952       150          5,463     5,613
              project Located in
              Coal Township, PA

Hazelwood     Low-income housing            5,442          200            4,379               541       200          4,920     5,120
              project Located in
              Luzerne County, PA

Mahanoy       Low-income housing            5,664          125            5,915               924       125          6,839     6,964
              project Located in
              Mahanoy City, PA

Research Park Low-income housing           12,796          850            9,678            (3,732)      436          5,946     6,382
              project Located in
              Detroit, MI

Young Manor   Low-income housing            7,258          400            6,512               275       400          6,787     7,187
              project Located in
              Detroit, MI

West          Low-income housing            2,929           50              836               (68)       50            768       818
Allegheny     project Located in
              Philadelphia, PA
                                     -----------------------------------------------------------------------------------------------

                              TOTALS      $73,076       $3,645          $65,331            $2,448    $3,235        $67,779   $71,014

                                     ===============================================================================================

                                                                 LIFE ON WHICH
                                                                DEPRECIATION IN
                                                                 LATEST INCOME
 PARTNERSHIP                          ACCUMULATED      DATE      STATEMENTS IS
    NAME           DESCRIPTION       DEPRECIATION    ACQUIRED      COMPUTED
--------------------------------------------------------------------------------
Park Terrace  Low income housing              482    12/28/89     27 1/2 years
              project Located in
              Williamston, MI

Traverse      Low-income housing              495    12/28/89     27 1/2 years
Woods         project Located in
              Petoskey, MI

Traverse      Low-income housing              972    12/28/89     27 1/2 years
Woods II      project Located in
              Petoskey, MI

Bingham       Low-income housing              427    12/29/89         40 years
Terrace       project Located in
              Cadiz, OH

Coal Township Low-income housing            2,225    12/29/89     27 1/2 years
              project Located in
              Coal Township, PA

Hazelwood     Low-income housing            2,025    12/29/89     27 1/2 years
              project Located in
              Luzerne County, PA

Mahanoy       Low-income housing            2,889    12/29/89     27 1/2 years
              project Located in
              Mahanoy City, PA

Research Park Low-income housing            2,601    12/31/89     27 1/2 years
              project Located in
              Detroit, MI

Young Manor   Low-income housing            2,988    12/31/89     27 1/2 years
              project Located in
              Detroit, MI

West          Low-income housing               79     3/27/90         40 Years
Allegheny     project Located in
              Philadelphia, PA
                                 -----------------------------------------------

                         TOTALS           $28,988
                                 ================

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        FOR YEAR ENDED DECEMBER 31, 2001


                                    (4 OF 4)
                                 (In Thousands)

                                               December 31
                                    --------------------------------
Real Estate:                          2001        2000        1999
----------------------------------  --------    --------    --------

Balance at beginning of period:     $ 71,711    $ 71,255    $ 74,725

     Additions during period:
       Improvements                 $    413    $    456    $    697

     Deductions during period **:     (1,110)         --      (4,167)
                                    --------    --------    --------

Balance at end of period *:         $ 71,014    $ 71,711    $ 71,255
                                    ========    ========    ========

Accumulated Depreciation:
----------------------------------

Balance at beginning of period:     $ 26,631    $ 25,116    $ 22,421

     Additions during period:
       Depreciation expense         $  2,807    $  1,515    $  2,695

     Deductions during period:          (450)         --          --
                                    --------    --------    --------

Balance at end of period:           $ 28,988    $ 26,631    $ 25,116
                                    ========    ========    ========


* Aggregate costs for federal income tax purposes were $71,014,000, $71,711,000 and $71,255,000 at December 31, 2001, 2000, and 1999 respectively.

** Includes deductions for impairment loss in 1999.
    Includes deductions for sale of property in 2001

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               National Housing Trust Limited Partnership
                               By:  NHT, Inc. General Partner

Date:    April 15, 2002        /s/ James A. Bowman
         --------------        -------------------------------------------------
                               James A. Bowman, President
                               and Chief Executive Officer, NHT, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                  * * * * *


Date:    April 15, 2002       By /s/ James A. Bowman
         --------------       --------------------------------------------------
                              James A. Bowman, Trustee
                              President and CEO, NHT, Inc.

                                                  * * * * *


Date:    April 15, 2002       By /s/ Robert M. Snow
         --------------       --------------------------------------------------
                              Robert M. Snow, Trustee,
                              Vice President and Secretary, NHT, Inc.


                                                  * * * * *

Date:    April 15, 2002       By /s/ Susan E. Basting
         --------------       --------------------------------------------------
                              Susan E. Basting, Trustee
                              Chief Financial Officer and Treasurer, NHT, Inc.