Form 10-Q
period 2002-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2002-05-15
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       for the quarter ended March 31,2002


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

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                            March 31, 2002 FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1.  Unaudited Combined Financial Statements

         Combined Balance Sheets .......................................... 3

         Combined Statements of Operations ................................ 5

         Combined Statements of Cash Flows ................................ 6

         Notes to Combined Financial Statements ........................... 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations .................................................... 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......13

PART II  OTHER INFORMATION
--------------------------

         Other Information ................................................13

         Signatures .......................................................14

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
    COMBINED BALANCE SHEETS MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                 (In Thousands)

                                                      March 31     December 31
ASSETS                                                 2002            2001
-------------------------------------------------   -----------    -----------

Current Assets:
     Cash and cash equivalents                         $    509       $  1,007
     Tenants' security deposits                             437            433
     Mortgage escrow deposits                               773            616
     Prepaid expenses and other assets                    1,214          1,115
                                                       --------       --------
          Total current assets                            2,933          3,171
                                                       --------       --------


Restricted Cash:                                          6,561          6,470
                                                       --------       --------

Rental property held for sale:                            1,795          1,795
                                                       --------       --------

Rental property:
     Buildings and improvements                          65,306         65,230
     Furniture and equipment                              2,481          2,480
                                                       --------       --------
                                                         67,787         67,710
       Less accumulated depreciation                    (30,544)       (29,882)
                                                       --------       --------
                                                         37,243         37,828
     Land                                                 3,097          3,097
                                                       --------       --------
                                                         40,340         40,925
                                                       --------       --------

          Total assets                                 $ 51,629       $ 52,361
                                                       ========       ========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)

                                                      March 31     December 31
LIABILITIES AND PARTNERS' CAPITAL                      2002            2001
-------------------------------------------------   -----------    -----------
                                                    (Unaudited)

Current liabilities:
     Current maturities of long-term debt            $     3,432   $     3,432
     Accounts payable and accrued expenses                 3,234         3,245
     Rents received in advance                                66            57
     Deposits held                                           447           446
     Accrued interest on mortgage notes payable              192           236

          Total current liabilities                        7,371         7,416
                                                     -----------   -----------

Long-term debt, less current maturities:

     Mortgage notes payable                               31,877        32,180
     Promissory notes, including accrued
        interest payable                                  38,005        37,464
                                                     -----------   -----------
                                                          69,882        69,644
                                                     -----------   -----------


Partners' deficit:
     General Partners:
       NHT, Inc.                                             (31)          (30)
       Other Operating General Partners                     (218)         (208)

     Limited partners:
       Issued and outstanding 1,014,668
          investment units                               (25,375)      (24,461)
                                                     -----------   -----------

                                                         (25,624)      (24,699)
                                                     -----------   -----------

          Total liabilities and partners' capital    $    51,629   $    52,361
                                                     ===========   ===========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                     (In Thousands, except per Unit Amounts)

                                                        2002         2001
                                                       -------      -------

Revenues:
     Rental revenues                                   $ 2,940      $ 3,042
     Other income                                          102          111
                                                       -------      -------

        Total revenues                                   3,042        3,153
                                                       -------      -------
Expenses:
     Administration                                        464          461
     Operating and maintenance                             587          655
     Management fees                                       248          296
     Partnership asset management fees                      83           84
     Utilities                                             491          609
     Taxes and insurance                                   529          486
     Depreciation and amortization                         651          678
                                                       -------      -------

        Total expenses                                   3,053        3,269
                                                       -------      -------

        Income (loss) from rental operations               (11)        (116)
                                                       -------      -------

Other revenues and (expenses):
     Interest income                                        24           45
     Interest expense                                     (938)        (907)
                                                       -------      -------

          Net loss                                     $  (925)     $  (978)
                                                       =======      =======

Net loss per limited partnership unit                  $ (0.91)     $ (0.96)
                                                       =======      =======

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In Thousands)

                                                            2002       2001
                                                           -------    -------

Cash flows from operating activities:
     Net loss                                              $  (925)   $  (978)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                        651        678
          Accrued interest on promissory notes                 541        438
     Changes in operating assets and liabilities:
          (Increase) Decrease in deposits, prepaids and
              other assets                                    (249)        39
          Increase (Decrease) in accounts payable
              and accrued expenses                             (11)       512
          Decrease in other current liabilities                (34)       (21)
                                                           -------    -------
Cash provided (used) by operations                             (27)       668
                                                           -------    -------

Investing activities:
     Additions to buildings, furniture and
        equipment, net                                         (77)       (81)
     Deposits to restricted cash, net                          (91)      (184)
                                                           -------    -------
        Cash used for investing activities                    (168)      (265)
                                                           -------    -------

Financing Activities:
     Payments of term debt                                    (303)      (278)
                                                           -------    -------
       Net cash used for financing activities                 (303)      (278)
                                                           -------    -------
Increase (Decrease) in cash and cash equivalents              (498)       125

Cash and cash equivalents beginning of  year                 1,007        858
                                                           -------    -------

Cash and cash equivalents end of period                    $   509    $   983
                                                           =======    =======

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                                   (UNAUDITED)
                     NOTES TO COMBINED FINANCIAL STATEMENTS

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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership's 2002 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership's accounting policies which are not significantly different.

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

Each Operating Partnership's Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships' tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the "Unit holders"). The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $ .04 of credit per unit for the year ending December 31, 2002.

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

Properties
----------

As of March 31, 2002, average occupancy of the Properties was 93%.

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

A Detroit, Michigan Property
----------------------------
During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. During 1999, the property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the Managing General Partner continues to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the property continued to experience significant cash flow and vacancy problems. Its Real Estate Assessment Center ("REAC") scores were low and it recently failed a Michigan State Housing Development Authority ("MSHDA") inspection. As a result of its REAC scores, the property was forced into HUD's Enforcement Center. A plan of correction must be put together as soon as possible and improvements made within 6 months after that. For the first three months of 2002, the occupancy is still very low. The property is in need of maintenance and repairs in excess of reserves. Due to the aforementioned problems, the economic viability of the property is in question. If foreclosure occurs, previous tax credits would be recaptured. The Managing General Partner continues to negotiate with MSHDA and is actively trying to sell the building and related assets. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property
-------------------------------
A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves and is deficient in the payment of real estate taxes. The Managing General Partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As a part of a work-out strategy, the Managing General Partner has entered into a purchase and sale contract to sell the Property . This was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders of the Partnership. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTCs must be bonded. An LIHTC recapture bond has been approved, but the price of the bonds to be paid out of the sale proceeds, is yet to be determined. The property continues to experience cash flow difficulties.

A Scottville, Michigan Property
-------------------------------
A Scottsville Michigan Property has experienced cash flow difficulties and was unable to fund its replacement reserve required by the Rural Development Authority, or to pay tax and insurance expense at year end. The Managing General Partner has been working with the Rural Development Authority to attempt to resolve these problems; however, there can be no assurance as to how these matters will be resolved.

A Gaylord, Michigan Property
----------------------------
A Gaylord, Michigan Property experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord issued a letter requiring the repairs be performed. The Managing General Partner tried working with the Rural Development Authority to attempt to resolve problems; however, these problems continue to be unresolved. As a part of a work-out strategy, the Managing General Partner entered into a purchase and sale contract, which was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders of the Partnership. The Property was sold in November, 2001. The Operating Partnerhsip purchased a recapture bond in the amount of $199,000 for a price of $13,000. The sale relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $251,000. Cash in excess of liabilities, approximately $54,000, was distributed to the Partnership. After all liabilities are paid, no distributions were made or are expected to be made to the Unit holders. However, the posting of a recaptue bond with respect to LIHTCs allows the Unit holders to maintain the benefits taken.

Four Oklahoma Properties
------------------------
The four Oklahoma Properties have completed the HUD Restructuring Mark to Market Program. The debt was restructured by HUD into two pieces - a term debt and a promissory note piece paid out of cash flows. A portion of the debt was used to fund additional replacement reserves for capital improvement projects. A capital improvement project began in 2001, funded largely from the replacement reserve and is projected to be completed in 2002. In addition, some capital improvement projects at three of the properties will be funded from future cash flows.

Other Property Issues
---------------------
At March 31, 2002, seven additional properties have cash flow difficulties, these properties continue to run at the edge of break-even with a slight change in occupancy or operating cost causing a cash flow problem. Utility costs have decreased for some of the properties in 2002 as compared to the first three months of 2001 but insurance costs and repairs and maintenance costs have increased. Occupancy continues to be a problem for two of the properties. For most of the properties in the portfolio, any reduction in occupancy or increase in operating, utility or insurance expenses can result in cash flow problems since many of the properties in the portfolio continue to operate at the edge of break-even.

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

At March 31, 2002 restricted cash was $6,561,000. The restricted cash was composed of the Investment Partnership reserve of $505,000 and Operating Partnership reserves of $6,056,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2001 the General Partner voluntarily deferred payment of $1,190,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations
---------------------

The March 31, 2002 net loss of $925,000 decreased 5.4% from the March 31, 2001 net loss of $978,000. The reasons for the differences are discussed below.

Total revenue decreased $111,000 (3.5%) when comparing the three months ended March 31, 2002 and 2001.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2002 and 2001 were $2,402,000 and $2,591,000, respectively. The
$189,000 (7.3%) decrease in expenses between 2002 and 2001 primarily relates to a decrease in operating and maintenance expenses of $68,000 (10.4%), a decrease in management fees of $48,000 (16.2%), a decrease in utility expenses of $118,000 (19.4%), and an increase in taxes and insurance expense of $43,000 (8.8%). The decrease in operating and maintenance expenses relates to reduced repairs and maintenance at the Detroit Michigan property due to cash flow problems. The decrease in management fees relates to a decrease in incentive management fees. The decrease in utility expense relates to a slight reduction in energy costs and a milder winter for some properties of the midwest properties. The increase in taxes and insurance expense relates to a general increase in insurance costs for 2002.

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnerships' combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy and increases in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

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
                                  ------------------------------------------
                                                (Registrant)



Date   May 15, 2002               By /s/ James A. Bowman
       -------------------           -----------------------------------------
                                     James A. Bowman
                                     President, NHT, Inc.


Date  May 15, 2002                By /s/ Susan E. Basting                    .
      --------------------           -----------------------------------------
                                     Susan E. Basting
                                     Treasurer, NHT, Inc.