Form 10-Q
period 2002-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2002-08-14
CIK 818803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       for the quarter ended June 30, 2002

                             Commission File Number
                                     0-17669

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

                                    Yes X No ___

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                         A DELAWARE LIMITED PARTNERSHIP
                             June 30, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Combined Financial Statements

      Combined Balance Sheets........................................................3

      Combined Statements of Operations .............................................5

      Combined Statements of Cash Flows..............................................7

      Notes to Combined Financial Statements.........................................8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations...............................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................15

PART II  OTHER INFORMATION

      Other Information.............................................................15

      Signatures....................................................................16

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
     COMBINED BALANCE SHEETS JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                 (In Thousands)

                                           June 30         December 31
ASSETS                                       2002             2001
--------------------------------------   -----------       -----------

Current Assets:
   Cash and cash equivalents             $       507       $     1,007
   Tenants' security deposits                    437               433
   Mortgage escrow deposits                      774               616
   Prepaid expenses and other assets           1,332             1,115
                                         -----------       -----------
      Total current assets                     3,050             3,171
                                         -----------       -----------

Restricted Cash:                               6,577             6,470
                                         -----------       -----------

Rental property held for sale:                 1,795             1,795
                                         -----------       -----------

Rental property:
   Buildings and improvements                 65,420            65,230
   Furniture and equipment                     2,485             2,480
                                         -----------       -----------
                                              67,905            67,710
     Less accumulated depreciation           (31,188)          (29,882)
                                         -----------       -----------
                                              36,717            37,828

   Land                                        3,097             3,097
                                         -----------       -----------
                                              39,814            40,925
                                         -----------       -----------

      Total assets                       $    51,236       $    52,361
                                         ===========       ===========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                       COMBINED BALANCE SHEETS, CONTINUED
                     (In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' CAPITAL                   June 30       December 31
                                                      2002            2001
-----------------------------------------------   ------------    -----------
                                                  (Unaudited)

Current liabilities:
   Current maturities of long-term debt           $      3,337    $     3,432
   Accounts payable and accrued expenses                 3,599          3,245
   Rents received in advance                                58             57
   Deposits held                                           440            446
   Accrued interest on mortgage notes payable              218            236
                                                  ------------    -----------

      Total current liabilities                          7,652          7,416
                                                  ------------    -----------

Long-term debt, less current maturities:
   Mortgage notes payable                               31,610         32,180
   Promissory notes, including accrued
    interest payable                                    38,506         37,464
                                                  ------------    -----------
                                                        70,116         69,644
                                                  ------------    -----------

Partners' deficit:
   General Partners:
    NHT, Inc.                                              (32)           (30)
    Other Operating General Partners                      (266)          (208)

   Limited partners:
     Issued and outstanding  1,014,668
      investment units                                 (26,234)       (24,461)
                                                  ------------    -----------
                                                       (26,532)       (24,699)
                                                  ------------    -----------

      Total liabilities and partners' capital     $     51,236    $    52,361
                                                  ============    ===========

                     The accompanying notes are an integral
                   part of the combined financial statements.

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE Three MONTHS ENDED JUNE 30, 2002 AND 2001
                     (In Thousands, except per Unit Amounts)

                                                      2002           2001
                                                  ------------    -----------
Revenues:
   Rental revenues                                $      2,938    $     3,017
   Other income                                            128            112
                                                  ------------    -----------

      Total revenues                                     3,066          3,129
                                                  ------------    -----------

Expenses:
   Administration                                          477            548
   Operating and maintenance                               669            741
   Management fees                                         284            274
   Partnership asset management fees                        83             84
   Utilities                                               395            358
   Taxes and insurance                                     508            466
   Depreciation and amortization                           644            606
                                                  ------------    -----------

      Total expenses                                     3,060          3,077
                                                  ------------    -----------
      Income (loss) from rental operations                   6             52
                                                  -------------   -----------

Other revenues and (expenses):
   Interest income                                          35             41
   Interest expense                                       (909)          (942)
                                                  ------------    -----------

      Net loss                                    $       (868)   $      (849)
                                                  ============    ===========

Net loss per limited partnership unit             $      (0.85)   $     (0.84)
                                                  ============    ===========

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001
                     (In Thousands, except per Unit Amounts)

                                                      2002            2001
                                                  ------------    -----------
Revenues:
   Rental revenues                                $      5,878    $     6,059
   Other income                                            230            223
                                                  ------------    -----------

      Total revenues                                     6,108          6,282
                                                  ------------    -----------

Expenses:
   Administration                                          940          1,009
   Operating and maintenance                             1,257          1,396
   Management fees                                         532            569
   Partnership asset management fees                       166            169
   Utilities                                               886            967
   Taxes and insurance                                   1,037            952
   Depreciation and amortization                         1,295          1,284
                                                  ------------    -----------

      Total expenses                                     6,113          6,346
                                                  ------------    -----------

      Income (loss) from rental operations                  (5)           (64)
                                                  ------------    -----------

Other revenues and (expenses):
   Interest income                                          59             86
   Interest expense                                     (1,846)        (1,849)
                                                  ------------    -----------

        Net loss                                  $     (1,792)   $    (1,827)
                                                  ============    ===========

Net loss per limited partnership unit             $      (1.76)   $     (1.80)
                                                  ============    ===========

                   NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001
                                 (In Thousands)

                                                         2002         2001
                                                      ---------    ----------
Cash flows from operating activities:
   Net loss                                           $  (1,792)   $   (1,827)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                       1,295         1,284
      Accrued interest on promissory notes                1,041           940
   Changes in operating assets and liabilities:
      Increase in deposits, prepaids and                   (368)         (476)
       other assets
      Increase in accounts payable
       and accrued expenses                                 354           661
      Decrease in other current liabilities                 (23)           (1)
                                                      ---------    ----------
Cash provided by operations                                 507           581
                                                      ---------    ----------

Investing activities:
   Additions to buildings, furniture and
    Equipment, net                                         (195)         (220)
   Deposits to restricted cash, net                        (107)         (635)
                                                      ---------    ----------
    Cash used for investing activities                     (302)         (855)
                                                      ---------    ----------

Financing Activities:
   General Partner cash distributions, net                  (40)           --
   Additions of term debt                                    --           650
   Payments of term debt                                   (665)         (489)
                                                      ---------    ----------
    Net  cash (used) for, provided by financing
     activities                                            (705)          161
                                                      ---------    ----------

Decrease in cash and cash equivalents                      (500)         (113)

Cash and cash equivalents beginning of  year              1,007           858
                                                      ---------    ----------

Cash and cash equivalents end of period               $     507    $      745
                                                      =========    ==========

Supplemental schedule of non-cash investing and
 financing activities:
 Liabilities reclassified by the lender from term
 debt to promissory note (paid out of cash flow) debt        --         2,567

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

Properties

As of June 30, 2002, average occupancy of the Properties was 94%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Indicators present during 1998 for this Operating Partnership include cash flow from operations that was less than the debt service on the property; however, debt service was paid by allowing trade payables to become larger and more delinquent. Therefore, an assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets' carrying amount. Based on this assessment, an impairment loss of $4,100,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $4,300,000. During 1999, the property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the Managing General Partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the property continued to experience significant cash flow and vacancy problems. Its Real Estate Assessment Center ("REAC") scores were low and it failed a Michigan State Housing Development Authority ("MSHDA") inspection. As a result of its REAC score, the property was forced into HUD's Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the "MIO Plan") and submitted the MIO Plan to HUD on August 8. The MIO Plan identifies repairs totaling approximately $3.7 million over three years. Necessary first year repairs of approximately $170,000 include replacement of 10 chillers. During the third quarter 2002, the Investment Partnership has loaned approximately $91,000 to the Operating Partnership to make certain repairs and to begin the process of replacing the chillers. Failure to satisfy HUD requirements could with respect to correction of the deficiencies cause the loss of HUD subsidies on the property, and there can be no assurance that HUD requirements will be satisfied.

For the first six months of 2002, occupancy remained very low, further impairing cash flow and causing a further increase in payables and calling into question the continued economic viability of the property and the Operating Partnership's ability to continue to make mortgage payments. If the Operating Partnership loses HUD subsidies, is unable to continue making mortgage payments or otherwise defaults on its obligations to MSHDA, MSHDA could foreclose on the property, causing recapture on tax credits and cancellation of indebtedness income. The Managing General Partner of the Operating Partnership continues to negotiote with MSHDA. In addition, in an effort to resolve outstanding issues, the Managing General Partner of the Operating Partnership has signed a purchase and sales option with MHT Housing, Inc., a Michigan nonprofit corporation, for the sale of the property and the Young Manor project, also located in Detroit. The Managing General Partner of the Operating Partnership has requested MSHDA's approval of the terms of the sales, which would involve the assumption of certain debt and MSHDA's forgiveness of other debt and would not produce any cash for the Operating Partnership or the Investment Partnership. If the sale is approved, there could be some forgiveness of debt for tax purposes and potentially a tax gain on dissolution of the Limited Partnership of the Operating Partnership and no cash would be available for distribution to the Unit holders. However, the Managing General Partner of the Operating Partnership is working to bond the credits. At this time, there can be no assurance that MSHDA will approve the terms of the sale or that the sale will be consumated, and there can be no assurance as to how these matters will be resolved. If MSHDA approves of the sale, then a consent solitation will be sent to the Unit holders for their approval. If MSHDA does not approve of the sale or operations continue on with impaired cash flow, then the financial feasibility of the property does not look good and a foreclosure of the mortgage by MSHDA may occur. The foreclosure and dissolution of the Limited Partnership of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits and no cash would be available for distribution to the Unit holders. At this time, there is no assurance as to how these matters will be resolved.

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

If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTCs must be bonded. The bonds must cover 58 months post 15-year compliance period. An LIHTC recapture bond has been approved, but the price of the bonds to be paid out of the sale proceeds is yet to be determined, based on the sale date of the property. The goal is to close on the sale of the property within the next 60 days. The property continues to experience cash flow difficulties.

A Scottville, Michigan Property

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

Two Petoskey, Michigan Properties

The two properties in Petoskey, Michigan have agreed to merge into one. Both have the same Managing General Partner and are located next to each other. The merger was mainly due to the need to combine replacement reserves for capital improvements at both properties. The merger became effective July 31, 2002. It will enable both properties to make the necessary repairs out of the replacement reserves account and not have to depend on excess operating cash flow. There is no effect to the Partnership

Four Oklahoma Properties

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

Other Property Issues
At June 30, 2002, four additional properties have cash flow difficulties, these properties continue to run at the edge of break-even with a slight change in occupancy or operating cost causing a cash flow problem. Utility costs have decreased for some of the properties in 2002 as compared to the first six months of 2001 but insurance costs and repairs and maintenance costs have increased. Occupancy continues to be a problem for one of the properties. For most of the properties in the portfolio, any reduction in occupancy or increase in operating, utility or insurance expenses can result in cash flow problems since many of the properties in the portfolio continue to operate at the edge of break-even.

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

At June 30, 2002 restricted cash was $6,577,000. The restricted cash was composed of the Investment Partnership reserve of $582,000 and Operating Partnership reserves of $5,995,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2001 the General Partner voluntarily deferred payment of $1,190,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The June 30, 2002 net loss of $1,792,000 decreased 1.9% from the June, 2001 net loss of $1,827,000. The reasons for the differences are discussed below.

In November 2001, one of the NHTLP properties (Aspen) was sold. The June 2001 net loss exclusive of this property was $1,816,000, therefore the comparable decrease from June 2002 to 2001 (exclusive of Aspen) is 1.3%.

Total revenue decreased $80,000 (1.3%) when comparing the six months ended June 30, 2002 and 2001 (exclusive of the Aspen revenue for 2001).

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2002 and 2001 (exclusive of the Aspen 2001 expenses) were $4,818,000 and $4,976,000, respectively. The $158,000 (3.2%) decrease in expenses between 2002 and 2001(exclusive of Aspen expenses) primarily relates to a decrease in administration expenses of $47,000 (4.8%), a decrease in operating and maintenance expenses of $117,000 (8.5%), a decrease in management fees of $29,000 (5.2%), a decrease in utility expenses of $64,000 (6.7%), and an increase in taxes and insurance expense of $102,000 (10.9%). The decrease in administration expenses relates to a general reduction in expenses for most of the properties. The decrease in operating and maintenance expenses relates to reduced repairs and maintenance at the Detroit Michigan property due to cash flow problems. The decrease in management fees relates to a decrease in incentive management fees. The decrease in utility expense relates to a slight reduction in energy costs and a milder winter for some properties of the midwest properties. The increase in taxes and insurance expense relates to a general increase in insurance costs for 2002.

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

                    None

ITEM 5.             OTHER INFORMATION

                    None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    Exhibit 99.1 - Certification of CEO Dated June 14, 2002

                    Exhibit 99.2 - Certification of CFO Dated June 14, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                   National Housing Trust Limited Partnership
                                  (Registrant)


Date August 14, 2002            By /s/ James A. Bowman
     ---------------------         -----------------------------------------
                                      James A. Bowman, President
                                      and Chief Executive Officer
                                      NHT, Inc., General Partner for
                                      National Housing Trust Limited Partnership

Date August 14, 2002            By /s/ Susan E. Basting
     ---------------------         -----------------------------------------
                                      Susan E. Basting, Treasurer
                                      and Chief Financial Officer
                                      NHT, Inc., General Partner for
                                      National Housing Trust Limited Partnership