Form 10-Q
period 2002-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2002-11-19
CIK 818803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission File Number
0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

I.R.S. Employer Identification No. 04-2981989

2335 North Bank Drive, Columbus, OH 43220

Registrant’s Telephone Number, Including Area Code: (614) 451-9929

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
A DELAWARE LIMITED PARTNERSHIP
September 30, 2002 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
(In Thousands)

	September 30 2002	December 31 2001
ASSETS
Current Assets:
Cash and cash equivalents	$679	$1,007
Tenants’ security deposits	431	433
Mortgage escrow deposits	629	616
Prepaid expenses and other assets	1,534	1,115

Total current assets	3,273	3,171

Restricted Cash:	6,148	6,470

Rental property held for sale:	1,795	1,795

Rental property:
Buildings and improvements	65,903	65,230
Furniture and equipment	2,494	2,480

	68,397	67,710
Less accumulated depreciation	(31,832)	(29,882)

	36,565	37,828
Land	3,097	3,097

	39,662	40,925

Total assets	$50,878	$52,361

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS, CONTINUED
(In Thousands, except Investment Units)

	September 30 2002	December 31 2001
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$3,311	$3,432
Accounts payable and accrued expenses	3,652	3,245
Rents received in advance	55	57
Deposits held	433	446
Accrued interest on mortgage notes payable	263	236

Total current liabilities	7,714	7,416

Long-term debt, less current maturities:
Mortgage notes payable	31,338	32,180
Promissory notes, including accrued interest payable	39,086	37,464

	70,424	69,644

Partners’ deficit:
General Partners:
NHT, Inc.	(33)	(30)
Other Operating General Partners	(274)	(208)
Limited partners:
Issued and outstanding 1,014,668 investment units	(26,953)	(24,461)

	(27,260)	(24,699)

Total liabilities and partners’ capital	$50,878	$52,361

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands, except per Unit Amounts)

	2002	2001
Revenues:
Rental revenues	$2,938	$3170
Other income	112	155

Total revenues	3,050	3,325

Expenses:
Administration	488	434
Operating and maintenance	641	623
Management fees	250	393
Partnership asset management fees	83	84
Utilities	353	341
Taxes and insurance	508	418
Depreciation and amortization	644	642

Total expenses	2,967	2,935

Income (loss) from rental operations	83	390

Other revenues and (expenses):
Interest income	56	99
Interest expense	(867)	(862)

Net loss	$(728)	$(373)

Net loss per limited partnership unit	$(0.71)	$(0.36)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands, except per Unit Amounts)

	2002	2001
Revenues:
Rental revenues	$8,815	$9,229
Other income	343	378

Total revenues	9,158	9,607

Expenses:
Administration	1,428	1,443
Operating and maintenance	1,898	2,019
Management fees	781	962
Partnership asset management fees	249	253
Utilities	1,240	1,308
Taxes and insurance	1,545	1,370
Depreciation and amortization	1,939	1,926

Total expenses	9,080	9,281

Income (loss) from rental operations	78	326

Other revenues and (expenses):
Interest income	115	185
Interest expense	(2,714)	(2,712)

Net loss	$(2,521)	$(2,201)

Net loss per limited partnership unit	$(2.48)	$(2.17)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands)

	2002	2001
Cash flows from operating activities:
Net loss	$(2,521)	$(2,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,939	1,926
Accrued interest on promissory notes	1,594	1,442
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(418)	(961)
Increase in accounts payable and accrued expenses	407	656
Increase (Decrease) in other current liabilities	12	(28)

Cash provided by operations	1,013	834

Investing activities:
Additions to buildings, furniture and Equipment, net	(687)	(316)
Withdrawals from(Deposits to) restricted cash, net	322	(588)

Cash used for investing activities	(365)	(904)

Financing Activities:
General Partner cash distributions, net	(40)	—
Additions of term debt	—	650
Payments of term debt	(936)	(889)

Net cash (used) for, provided by financing activities	(976)	(239)

Decrease in cash and cash equivalents	(328)	(309)
Cash and cash equivalents beginning of year	1,007	858

Cash and cash equivalents end of period	$679	$549

Supplemental schedule of non-cash investing and financing activities:
Liabilities reclassified by the lender from term debt to promissory note (paid out of cash flow) debt	—	2,567

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
(UNAUDITED)
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership’s 2001 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership’s accounting policies which are not significantly different.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved once all litigation has been resolved. One Operating Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. No distributions were made or expected to be made to the Unit holders. The Traverse Woods NHT Apartments Company Limited Partnership and the Traverse Woods II NHT Apartments Company Limited Partnership merged in August of 2002 to be the Traverse Woods II NHT Apartments Company Limited Partnership.

Each Operating Partnership’s Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the “Unit holders”). The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $.04 of credit per unit for the years ending December 31, 2002, 2003 and 2004.

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

Government assistance payments may be reduced in the event that a project rents less than 100% of its units eligible for rental subsidies to qualified low income tenants. HUD generally elects to reduce subsidies only in the event that occupancy levels for qualified tenants drop below 95% for a period of two years. Finally, HUD commitments are subject to HUD’s appropriation of federal funds sufficient to meet its obligations in any given year. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction of funds available for the various HUD-administered housing programs and could also result in new limitations on subsidized rent levels. This in turn could adversely impact the net operating income generated by the Properties.

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

The availability of a pool of qualified and interested buyers for the Investment Partnership’s remaining assets is critical to the Investment Partnership’s ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Investment Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the Properties’ marketability.

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

The ownership structure of the Investment Partnership’s investments through Operating Partnerships could adversely impact the timing of the Investment Partnership’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment Partnership. Given the limited rights which the Investment Partnership has under the terms of the Operating Partnership agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

For these and other reasons, in Management’s judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, the liabilities of the Operating Partnership, the expenses of sale and the liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on a Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Properties

As of September 30, 2002, average occupancy of the Properties was 93%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed a Michigan State Housing Development Authority (“MSHDA”) inspection. As a result of its REAC score, the Property was forced into HUD’s Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002. The MIO Plan identified repairs totaling approximately $3.7 million over three years.

An MIO Plan is ordinarily required to be a 6-month plan; however, owing to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002; HUD has the right to accept, reject or require changes. The resubmitted MIO Plan indicates that $397,000 needs to be invested to correct deficiencies. As of October 2002, the Partnership has contributed approximately $153,000 for HVAC repairs and replacements, oversight of such work, utility bills, legal fees and MIO Plan consulting fees.

For the first nine months of 2002, occupancy remained very low, further impairing cash flow, causing a further increase in payables and calling into question the continued economic viability of the Property and the Operating Partnership’s ability to continue to make mortgage payments. If the Operating Partnership loses HUD subsidies, is unable to continue making mortgage payments or otherwise defaults on its obligations to MSHDA, MSHDA could foreclose on the Property, causing recapture of tax credits and cancellation of indebtedness income. The managing general partner of the Operating Partnership continues to negotiate with MSHDA. In addition, in an effort to resolve outstanding issues, the managing general partner of the Operating Partnership is in the process of negotiating a purchase and sales agreement with MHT Housing, Inc., a Michigan nonprofit corporation, for the sale of the general partner’s interest in the Research Park Operating Partnership and the Young Manor Operating Partnership, also located in Detroit. The agreement is also expected to confer on MHT Housing Inc. an option to purchase both Properties at the end of the compliance period (December 31, 2004) for the value of the debt. The managing general partner of the Operating Partnership has requested MSHDA’s approval of the terms of the sales, which would involve the assumption of certain debt and MSHDA’s forgiveness of other debt and would not produce any cash for the Operating Partnership or the Investment Partnership. If the sale is approved by MSHDA and consummated, there could be some forgiveness of debt for tax purposes and potentially a tax gain at the end of the compliance period on dissolution of the Limited Partnership of the Operating Partnership. No cash would be available for distribution to the Unit holders. However, a foreclosure and recapture of the tax credits would likely be avoided, therefore securing the tax credits previously taken by the Unit holders.

As part of the property’s work out strategy, beginning October 2002, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park. Operationally the Property is improving although still operating at a cash flow deficit. The new management has developed an aggressive marketing plan and working with the community to address security issues.

As part of a plan of restructuring, the Managing General Partner has prepared a proposal for the Unit holders’ approval involving a restructuring of the debt, a sale of the General Partner’s interest in the Research Park Partnership and the Young Manor Partnership and ultimate sale of the properties at the end of the compliance period, and a combining of the Research Park and Young Manor partnerships. A consent solicitation describing the plan has been prepared and is expected to be mailed to the Unit holders in November 2002 for their approval.

Because of the large accounts payable $706,000, at September 30, 2002, the property has several liens filed against it. In addition, the Operating Partnership is negotiating with the previous management company over disputed accounts payable allegedly owed to that management company. The managing general partner is attempting to resolve these issues, but at this time it is impossible to predict the outcome of the negotiations.

In addition to the Unit holders’ approval needed for the sale plan, there can be no assurance that MSHDA will approve the terms of the sale or that the sale will be consummated, and there can be no assurance as to how these matters will be resolved. If MSHDA does not approve the sale or operations continue on with impaired cash flow, then the financial feasibility of the property does not look good and a foreclosure of the mortgage by MSHDA may occur. The foreclosure and dissolution of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits and no cash would be available for distribution to the Unit holders. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves and is deficient in the payment of real estate taxes. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As a part of a work-out strategy, the managing general partner of the Operating Partnership has entered into a purchase and sale contract to sell the Property. This was approved by the Partnership as limited partner of the Operating Partnership and by the Unit holders of the Partnership. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTCs must be bonded. The bonds must cover 58 months post 15-year compliance period. An LIHTC recapture bond has been approved, but the price of the bonds to be paid out of the sale proceeds is yet to be determined, based on the sale date of the property. The goal is to close on the sale of the property by the end of 2002. The property continues to experience cash flow difficulties.

A Scottsville, Michigan Property

A Scottsville Michigan Property has experienced cash flow difficulties and was unable to fund its replacement reserve required by the Rural Development Authority, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to attempt to resolve these problems; however, there can be no assurance as to how these matters will be resolved.

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

Two Petoskey, Michigan Properties

Two Operating Partnerships that own Properties in Petoskey, Michigan merged into one on August 29, 2002. Both have the same managing general partner and are located next to each other. The merger was undertaken principally to combine replacement reserves for capital improvements at both Properties. It will enable both Properties to make necessary repairs out of the replacement reserves account and not have to depend on excess operating cash flow.

Four Oklahoma Properties

The four Oklahoma Properties have completed the HUD Restructuring Mark to Market Program. The debt on each Property was restructured by HUD into two pieces – a term debt and a promissory note piece paid out of cash flows. A portion of the debt was used to fund additional replacement reserves for capital improvement projects. A capital improvement project began in 2001, funded largely from the replacement reserve and is projected to be completed in 2002. In addition, some capital improvement projects at three of the properties will be funded from future cash flows.

Other Property Issues

At September 30, 2002, two additional Properties have cash flow difficulties, these property continues to run at the edge of break-even with a slight change in occupancy or operating cost causing a cash flow problem. Utility costs have decreased for some of the Properties in 2002 as compared to the first nine months of 2001, but insurance costs and repairs and maintenance costs have increased. Occupancy continues to be a problem for four of the Properties. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating, utility or insurance expenses can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

Liquidity and Capital Resources

Liquidity is defined as an entity’s ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

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

HUD has entered into contracts to carry out the restructuring with state housing finance agencies and others (“Participating Administrative Entities” or “PAEs”). The PAEs have authority to set rents above the comparable rents for only 20% of their inventory each year. These rents will be based on approved project budgets, and are capped at 120% of FMRs, except for up to 5% of the inventory, which can have budget-based rents above 120% of FMRs based on a showing of special need. Owners who have engaged in adverse financial or managerial actions are barred from participating in the restructuring program.

The Operating Partnerships own eight Properties whose Section 8 contracts will expire in fiscal year 2003, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2003, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on the four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

September 30, 2002 restricted cash was $6,148,000. The restricted cash was composed of the Investment Partnership reserve of $438,000 and Operating Partnership reserves of $5,710,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2001 the General Partner voluntarily deferred payment of $1,190,000 of its supervisory and program management fees. The General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment

Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships. Moreover, especially in light of the reduced availability of subsidies and the consequent reduction in market value of the Properties, there can be no assurance of cash distributions in the event of refinancing or disposition. Therefore, it is likely that any sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on a Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Results of Operations

The September 30, 2002 net loss of $2,521,000 increased 14.5% from the September, 2001 net loss of $2,201,000. The reasons for the differences are discussed below.

In November 2001, one of the NHTLP properties (Aspen) was sold. The September 2001 net loss exclusive of this property was $2,198,000; therefore the comparable decrease from September 2002 to 2001 (exclusive of Aspen) is 14.7%.

Total revenue decreased $326,000 (3.4%) when comparing the nine months ended September 30, 2002 and 2001 (exclusive of the Aspen revenue for 2001).

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 2002 and 2001 (exclusive of the Aspen 2001 expenses) were $7,141,000 and $7,241,000, respectively. The $100,000 (1.4%) decrease in expenses between 2002 and 2001(exclusive of Aspen expenses) primarily relates to an increase in administration expenses of $16,000 (1.1%), a decrease in operating and maintenance expenses of $96,000 (4.8%), a decrease in management fees of $169,000 (17.8%), a decrease in utility expenses of $47,000 (3.7%), and an increase in taxes and insurance expense of $200,000 (14.9%). The increase in administration expenses relates to additional expenses incurred for the Detroit Michigan property. The decrease in operating and maintenance expenses relates to reduced repairs and maintenance at the Detroit Michigan property due to cash flow problems. The decrease in management fees relates to a decrease in incentive management fees. The decrease in utility expense relates to a slight reduction in energy costs and a milder winter for some properties of the Midwest properties. The increase in taxes and insurance expense relates to a general increase in insurance costs for 2002.

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnership’s combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy and increases in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

Other

The Operating Partnerships carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to their properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management’s judgment, not economically insurable. Should an uninsured loss occur, the Investment Partnership could lose both its invested capital in and anticipated profits from the affected property and could experience recapture of previously earned tax credits.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The

Investment Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its Properties that it believes will involve any expenditure which would be material to the Investment Partnership, nor is the Investment Partnership aware of any environmental condition with respect to any of its Properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claims or expenditure will not arise in the future.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in Registrant’s annual report on Form 10-K for the year ended December 31, 2001. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgements and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgements would result in materially different amounts being reported on the financial statements.

-	Registrant combines its Operating Partnerships and eliminates intercompany transactions.

-
If the carrying value of a property exceeds the estimated amount recoverable through future operations on an undiscounted basis, Registrant records a property at the lower of its carry value or its estimated fair value.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 – Certification of CEO Dated November 19, 2002

Exhibit 99.2 – Certification of CFO Dated November 19, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership
(Registrant)

Date	November 19, 2002	By:	/s/ James A. Bowman ..
James A. Bowman, President and Chief Executive Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership

Date	November 19, 2002	By:	/s/ Susan E. Basting .
Susan E. Basting, Treasurer and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership