Form 10-K
period 2002-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2003-04-15
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

There is no public market for sale of the Units. There have been only sporadic private sales. Management believes that any calculation of the aggregate market value of the Units based on such sales would not be meaningful and could be misleading.

The Exhibit Index is located on page 32 of this Report.

This Report contains 43 pages.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

2002 FORM 10-K ANNUAL REPORT

FORM 10-K AVAILABLE

A copy of the National Housing Trust Limited Partnership 2002 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

James A. Bowman

President

NHT, Inc.

2335 North Bank Drive

Columbus, OH 43220

Part I

ITEM 1    BUSINESS

National Housing Trust Limited Partnership (NHTLP), a Delaware limited partnership (the “Investment Partnership”), was formed on July 9, 1987 to invest in low-income housing developments (the “Properties”) throughout the United States through acquisition of a 98.9% limited partnership interest in project specific operating Partnerships (“Operating Partnerships”). NHT, Inc. (The “General Partner” or “NHT, Inc.”) serves as a General Partner of the Investment Partnership and holds a .1%–1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the “Partnerships”.

NHT, Inc., the sole General Partner of the Investment Partnership, is a Delaware nonprofit corporation which holds a 1% General Partner’s interest in the Investment Partnership. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in the Investment Partnership with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .01% limited partnership interest to NHT, Inc.

National Affordable Housing Trust, Inc. (the “Trust”), a Maryland nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the “Trust Members”).

The purpose of the Investment Partnership is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships, which acquire, maintain, operate and dispose of low-income housing developments. Additionally, the purpose is to engage in any other activities related and incidental to providing current tax benefits to Unit holders, particularly the low income housing tax credit, to preserve and protect Investment Partnership capital, and to cause the Properties to be sold to the highest bidder who intends to preserve the Properties as affordable housing for persons of low income.

On October 7, 1988, the Investment Partnership completed a public offering of 1,014,668 units of limited partnership interest (“Units”) at $20.00 per unit, from which the Investment Partnership received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for fees and costs related to the offering and paying the Trust $965,000 for organizational and offering expenses, the net proceeds of the offering available to invest in Operating Partnerships amounted to $17,249,000.

After completion of the public offering, the Investment Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the low-income housing tax credit (“LIHTC”) established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Development Authority of the U.S. Department of Agriculture (RD), or various state and local housing finance agencies.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 2    PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective properties are located, the number of units and occupied units as of December 31, 2002, are listed below:

Partnership Name	State	Number of Units	Occupancy of Units
Aspen NHT Apartments Company Limited Partnership	Michigan	48	**
Birch Lake NHT Apartments Company Limited Partnership	Michigan	48	46
Century Place NHT Apartments Company Limited Partnership	Michigan	96	95
Glendale NHT Apartments Company Limited Partnership	Michigan	28	25
Lakeside NHT Apartments Company Limited Partnership	Michigan	64	64
Park Terrace NHT Apartments Company Limited Partnership	Michigan	48	48
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	0	***
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	128	120
RP Limited Dividend Housing Association Limited Partnership	Michigan	245	190
YM Limited Dividend Housing Association Limited Partnership	Michigan	153	143
Bingham Terrace Limited Partnership	Ohio	56	45
Griggs Village Limited Partnership	Ohio	44	42
Hebron Village Limited Partnership	Ohio	40	34
Melrose Village I Limited Partnership	Ohio	56	47
Stygler Village Limited Partnership	Ohio	150	149
Summit Square Limited Partnership	Ohio	152	150
Washington Court House I Limited Partnership	Ohio	60	60
Wildwood Village I Limited Partnership	Ohio	94	75
Wildwood Village II Limited Partnership	Ohio	86	85
Wildwood Village III Limited Partnership	Ohio	92	90
W-C Apartments Limited Partnership	Oklahoma	64	59
W-G Apartments Limited Partnership	Oklahoma	47	43
W-P Apartments Limited Partnership	Oklahoma	76	69
W-R Apartments Limited Partnership	Oklahoma	76	75
Coal Township Limited Partnership	Pennsylvania	101	100
Hazelwood Limited Partnership	Pennsylvania	100	99
Mahanoy Limited Partnership	Pennsylvania	125	124
West Allegheny Partners Limited Partnership45	Pennsylvania	46	36
Springchase Apartments Limited Partnership	Texas	164	*
Trinidad Apartments Limited Partnership	Texas	124	*
St. Martins Associates	Washington	53	53

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

**This property was sold in November 2001, therefore, the year-end occupancy is listed as –0-.

***This property merged with Traverse Woods II on August 29, 2002, therefore, the year-end occupancy for 2002 is listed as –0-.

Note the above Properties are encumbered by substantial debt (see MD&A, Notes 3 and 4, and Schedule III for more details).

ITEM 3    LEGAL PROCEEDINGS

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Consent Solicitation dated December 9, 2002, the General Partner sought approval of the Unit holders for the combination of RP Limited Dividend Housing Association Limited Partnership and YM Limited Dividend Housing Association Limited Partnership, the sale by the General Partner of the general partnership interest in the resulting partnership, and the issuance of an option to the proposed purchaser of the general partnership interest to purchase the properties of the combined partnership in 2005.

Votes representing 593,058 Units were cast for the approval, 6,350 Units were cast against the approval, 00 Units abstained, and there were 00 broker non-votes.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 2002, there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP (“Units”). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership’s investments in the Operating Partnerships. In addition, in Management’s judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders’ tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 6    SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment

Partnership and its Operating Partnerships.

	Years Ending December 31,
	(In thousands, except per Unit data)
	2002	2001	2000	1999	1998
Combined Statement of Operations Data:
Revenues	$12,524	12,707	$12,293	$12,172	$12,174
Expenses (2)	(10,640)	(10,205)	(9,592)	(12,546)	(13,176)
Depreciation and amortization	(2,611)	(2,602)	(2,723)	(2,833)	(2,993)

Income (loss) from rental operations	(727)	(100)	(22)	(3,207)	(3,995)

Other revenues and expenses
Interest income	129	262	265	232	273
Interest expense	(3,716)	(3,784)	(3,649)	(3,542)	(3,514)

Loss before extraordinary gain	$(4,314)	(3,622)	$(3,406)	$(6,517)	$(7,236)
Gain on Sale of Rental Property	—	251	—	—	—
Extraordinary gain	—	—	—	—	200

Net loss	$(4,314)	(3,371)	$(3,406)	$(6,517)	$(7,036)

Loss per unit before extraordinary gain	$(4.25)	(3.57)	(3.36)	(6.42)	(7.13)
Gain on Sale of Rental Property	—	.25
Extraordinary gain per unit	—	—	—	—	.20

Net loss per Unit	$(4.25)	(3.32)	$(3.36)	$(6.42)	$(6.93)

	2002	2001	2000	1999	1998
Combined Balance Sheet Data:
Total assets (2)	$49,665	52,361	$54,393	$56,442	$61,509

Term debt (1)	$74,226	73,076	$72,152	$71,104	$70,041

Partners’ capital	$(29,013)	(24,699)	$(21,328)	$(17,922)	$(11,404)

Cash dividends declared per Unit	$ None	None	$ None	$ None	$ None

(1)	Includes current maturities of term debt.

(2)	Expenses in 2002, 1999 and 1998 include impairment losses of $284,000, $3,111,000 and $4,100,000, which also reduced Total Assets.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved in 2003. One Operating Partnership was sold in November 2001, per approval from the Unit Holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. No distributions were made to the Unit holders. The two Operating Partnerships that owned Traverse Woods I and Traverse Woods II merged in 2002. It was undertaken principally to combine replacement reserves for capital improvements at the two Properties. The merger should have no effect to the Partnership Unit holders.

Each Operating Partnership’s Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for at least 15 years before it can be sold. The General Partner anticipates the Properties will be sold starting in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the holders of Units of limited partnership interest in the Investment Partnership (the “Unit holders”). The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $.04 of credit per unit in 2003 and 2004.

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

The availability of a pool of qualified and interested buyers for the Investment Partnership’s remaining assets is critical to the Investment Partnership’s ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Investment Partnership has invested in. Furthermore, uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the Properties’ marketability.

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

For these and other reasons, in Management’s judgment, it is likely that proceeds will not be in excess of the debt financing, liabilities of the Properties of the Operating Partnership, expenses of sale and liabilities from the sale of the Properties of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Properties

As of December 31, 2002, average occupancy of the Properties was 93.04%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park property in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner or the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April of 2002, the Existing Condition Analysis for Research Park revealed current needs of approximately $4,616,933 in repairs or $18,844/unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed a Michigan State Housing Development Authority (“MSHDA”) inspection. As a result of its REAC score, the Property was forced into HUD’s Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

A MIO Plan is ordinarily required to be a 6-month plan; however, owing to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002; HUD has accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicates that $414,000 needs to be invested immediately to correct deficiencies. Currently, HUD Chicago has given verbal approval that the property has been removed from Enforcement.

As of December 31, 2002, the Partnership has contributed approximately $213,000 for HVAC repairs and replacement, oversight of such work, utility bills, legal fees and MIO Plan consulting fees.

For the first nine months of 2002, occupancy remained very low, further impairing cash flow, causing a further increase in the payables and calling into question the continued economic viability of the Property and the Operating Partnership’s ability to continue to make mortgage payments. If the Operating Partnership loses HUD subsidies, it is unable to continue making mortgage payments or otherwise defaults on its obligations to MSHDA, MSHDA could foreclose on the Property, causing recapture of tax credits and cancellation of indebtedness income. In addition, in an effort to resolve outstanding issues, the managing general partner of the Operating Partnership is in the process of negotiating a purchase and sales agreement with MHT Housing, Inc., a Michigan nonprofit corporation, for the sale of the general partner’s interest in the Research Park Operating Partnership and the Young Manor Operating Partnership, also located in Detroit. The agreement is also expected to confer on MHT Housing, Inc. or an affiliate, an option to purchase both Properties at the end of the compliance period (December 31, 2004) for the value of the debt at that time. The managing general partner of the Operating Partnership has received MSHDA’s approval of the terms of the sales, which would involve the assumption of certain debt and MSHDA’s forgiveness of other debt and would not produce any cash for the Operating Partnership or the Investment Partnership. If the sale is consummated, depending on the amount of debt that MSHDA forgives, the amount of ordinary income to the Unit holders could be significant. If the Unit holders have suspended passive losses, however, such passive losses may be available to offset some or all of the cancellation of indebtedness income from the Research Park Operating Partnership and the Young Manor Operating Partnership. Each Unit holders’ tax situation may be different and there can be no assurance that the final plan of restructuring will not result in further adverse tax consequences.

As part of the property’s workout strategy, beginning October 2002, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park. Operationally, the Property is improving although still operating at a cash flow deficit, largely because costs related to the turnover of vacant units and higher utility costs. The occupancy rate has increased from 60% to 85%, over the last five and a half months. The new management has developed an aggressive marketing plan and is working with the community to address security issues.

As part of a plan of restructuring, the Managing General Partner sought the consent of the Unit holders for a restructuring of the debt, a sale of the General Partner’s interest in Research Park Partnership and the Young Manor Partnership and ultimate sale of the Properties at the end of the compliance period, and a combining of the Research Park and Young Manor partnerships. The consent solicitation was approved by the Unit holders on January 30, 2003. In addition to the sale of the general partner interest, the General Partner is negotiating with the trade payable creditors to accept reduced payments. Trade payables at September 2002 were $786,000, and at December 2002 payables were reduced to $441,000 through payments from Investment Partnership’s reserves and agreement with trade creditors for reduction of debt.

Even with the Unit holders’ approval for the sale plan, and MSHDA’s approval, there can be no assurance that the sale will be consummated, or how these matters will be resolved. If the sale is not finalized or operations continue on with impaired cash flow, then the financial feasibility of the property does not look good and a foreclosure of the mortgage by MSHDA may occur. The foreclosure and dissolution of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits and no cash would be available for distribution to the Unit holders. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement reserves. As of December 2001, the property was deficient in the payment of real estate taxes and received advances from Rural Development to pay the delinquent taxes. As a result, the property is in technical default of the loan agreement and may receive a “Notice of Acceleration of Debt” from the Rural Development Authority. Currently the rental assistance payments due the Partnership are being withheld to apply to the advances from Rural Development. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As part of a work-out strategy, the managing general partner has entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s must be bonded. The bonds must cover 58 months beyond the 15-year compliance period. A LIHTC recapture bond has been obtained, but the price of the bond to be paid out of the sale proceeds has yet to be determined and will vary depending on the sale date of the property. The goal is to close on the sale of the property early in 2004. The property continues to experience cash flow difficulties.

A Scottsville, Michigan Property

A Scottsville, Michigan Property has experienced cash flow difficulties and was unable to fund its replacement reserve as required by the Rural Development Authority, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with Rural Development Authority to attempt to resolve these problems; however, there can be no assurance as to how these matters will be resolved.

A Gaylord, Michigan Property

A Gaylord, Michigan Property experienced a need for maintenance and repairs in excess of the available reserves and operating cash flow. The City of Gaylord issued a letter requiring the repairs be performed. As a part of a work-out strategy, the managing general partner of the Operating Partnership entered into a purchase and sale contract, which was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. The Property was sold in November, 2001. The Operating Partnership purchased a recapture bond in the amount of $199,000 for a price of $13,000. The sale relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $251,000. Cash in excess of liabilities, approximately $54,000, was distributed to the Partnership. After all liabilities are paid, no distributions were made or are expected to be made to the Unit holders. However, the posting of a recapture bond with respect to LIHTC’s allows the Unit holders to retain the tax benefits previously taken.

Two Petoskey, Michigan Properties

Two Operating Partnerships that own Properties in Petoskey, Michigan merged into one on August 29, 2002. Both are similar properties with the same managing general partner and are located next to each other. The merger should have no effect on the Unit holders. It was undertaken principally to combine replacement reserves for capital improvements at the two Properties. It will enable both Properties to make necessary repairs out of the replacement reserve account and not have to depend on excess operating cash flow.

Four Oklahoma Properties

The four Properties in Oklahoma have completed the HUD Restructuring Mark to Market Program. The debt on each Property was restructured by HUD into two pieces – a term debt piece and a promissory note piece paid out of cash flows. A portion of the debt was used to fund additional replacement reserves for capital improvement projects. A capital improvement project began in 2001, funded largely from the replacement reserve and was completed in 2002. In addition, some capital improvement projects such as siding and roofs at three of the properties will be funded from future cash flows.

Other Property Issues

At December 31, 2002, three other Properties have cash flow difficulties as many of the Properties’ rents have not increased as much as expenses. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating, utility or insurance expense can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

One property located in Columbus, Ohio has a loan due with principal and accrued interest at December 31, 2002 of $3,459,000. Since the property is at the end of its compliance period, it will probably be sold before or as the note comes due.

Liquidity and Capital Resources

Liquidity is defined as an entity’s ability to meet its current and long-term financial obligations. If a Property were to lose its governmental rent, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from Partnership reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the Property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated LIHTCs.

The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, established a debt restructuring program applicable to all HUD-Insured projects with rents above those of comparable properties in local markets. Under the program, subsidized rent levels generally are reduced to market levels and the debt may be restructured into two or three mortgages. The first mortgage loan is set at a level supportable by the lower subsidized rents, and the second and third mortgage loans are payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominately serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

HUD has entered into contracts to carry out the restructuring with state housing finance agencies and others (“Participating Administrative Entities” or “PAEs”). Owners who have engaged in adverse financial or managerial actions are barred from participating in the restructuring program.

The Operating Partnerships own eight Properties whose Section 8 contracts have expired or will expire in fiscal year 2003, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2003, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have agreed on a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on the four Oklahoma properties. Although it is not anticipated, additional projects may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

At December 31, 2002 restricted cash was $5,436,000. The restricted cash was composed of the Investment Partnership reserve of $197,000 and Operating Partnership reserves of $5,239,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2002 the General Partner voluntarily deferred payment of $1,447,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The 2002 net loss of $4,314,000 increased by 28.0% from the 2001 net loss of $3,371,000, while the 2001 net loss decreased 1.0% from the 2000 net loss of $3,406,000. The reasons for the differences are discussed below.

A gain on the sale of rental property of $251,000 was recorded as a result of the sale of a property in Gaylord, Michigan during 2001.

In 2002 an impairment loss was recorded for an Ohio property of $284,000.

During 2002, 2001 and 2000, total revenue was $12,524,000, $12,707,000, and $12,293,000, respectively. Total revenues decreased $183,000 (1.4%) in 2002 as compared to 2001 and increased $414,000 (3.4%) in 2001 compared to 2000.

Total expenses exclusive of depreciation, interest and impairment loss for 2002, 2001, and 2000 were $10,356,000, $10,205,000, and $9,592,000, respectively. The $151,000 (1.5%) increase in expenses between 2002 and 2001 reflects an increase in operating and maintenance expenses and taxes and insurance and a decrease in management fees and utilities. The $613,000 (6.4%) increase in expenses between 2001 and 2000 was primarily related to an increase in utilities, administration, and management fees and a decrease in operating and maintenance. The expenses with the largest fluctuations between 2002 and 2001 were operating and maintenance with an increase of $72,000 (2.4%), taxes and insurance with an increase of $229,000 (12.8%), management fees with a decrease of $105,000 (8.8%) and utilities with a decrease of $111,000 (6.6%). The expenses with the largest fluctuations between 2001 and 2000 are administrative with an increase of $338,000 (17.8%), utilities with an increase of $224,000 (15.3%), management fees with an increase of $213,000 (21.6%) and operating and maintenance with a decrease of $140,000 (4.5%).

The increase in operating and maintenance expenses in 2002, relates to additional repairs and maintenance on the Detroit, Michigan property and the two Petoskey, Michigan properties. The increase in taxes and insurance in 2002 is attributable to the overall price increase in insurance. The decrease in management fees relates to some properties not being able to pay an incentive management fee in 2002. The decrease in utilities is reflective of the slight decrease in utility prices overall.

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

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnerships’ combined operations. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

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

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in the annual report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the financial statements.

–	Registrant combines its Operating Partnerships and eliminates intercompany transactions.
–	If the carrying value of a property exceeds the estimated amount recoverable through future operations on an undiscounted basis, registrant records a property at the lower of its carry value or its estimated fair value.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its Operating Partnerships as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are listed below and included on pages 16 through 29 of this report.

Audited Combined Financial Statements
Report of Independent Auditors	16
Combined Balance Sheets	17
Combined Statements of Operations	19
Combined Statements of Partners’ Deficit	20
Combined Statements of Cash Flows	21
Notes to Combined Financial Statements	22
Financial Statements Schedules – Schedule I	35
Financial Statements Schedules – Schedule III	37

INDEPENDENT AUDITORS’ REPORT

To the Partners

National Housing Trust Limited Partnership

We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its Operating Partnerships (the “Partnership”) as of December 31, 2002 and 2001 and the related combined statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002 and the financial statement schedules as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain of the Operating Partnerships, which statements reflect total assets of $2,322,208 and $23,764,151 at December 31, 2002 and 2001, and total losses of $110,907, $1,626,881, and $1,267,592 for each of the three years in the periods ended December 31, 2002. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those Operating Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its Operating Partnerships at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Furthermore, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

REZNICK FEDDER & SILVERMAN

Bethesda, Maryland

April 9, 2003

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, DECEMBER 31, 2002 AND 2001

(In Thousands)

ASSETS	December 31
	2002	2001
Current assets:
Cash and cash equivalents (Note 1)	$993	$1,007
Tenants’ security deposits	382	433
Mortgage escrow deposits	603	616
Prepaid expenses and other assets	1,111	1,115

Total current assets	3,089	3,171

Restricted cash	5,436	6,470

Rental property held for sale (Note 1)	1,795	1,795

Rental property (Notes 1 and 3):
Buildings and improvements	66,153	65,230
Furniture and equipment	2,573	2,480

	68,726	67,710
Less accumulated depreciation	32,478	29,882

	36,248	37,828
Land	3,097	3,097

	39,345	40,925

Total assets	$49,665	$52,361

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

LIABILITIES AND PARTNERS’ DEFICIT	December 31
	2002	2001
Current liabilities:
Current maturities of long-term debt (Note 3)	$6,825	$3,432
Accounts payable and accrued expenses	3,773	3,245
Rents received in advance	63	57
Deposits held	412	446
Accrued interest, mortgage notes payable	204	236

Total current liabilities	11,277	7,416

Long-term debt, less current maturities (Note 3):
Mortgage notes payable	31,017	32,180
Promissory notes, including accrued interest payable of $16,973 and $17,089	36,384	37,464

	67,401	69,644

Partners’ deficit:
General Partners:
NHT, Inc.	(35)	(30)
Other operating General Partners	(251)	(208)
Limited partners:
Issued and outstanding 1,014,668
investment units	(28,727)	(24,461)

	(29,013)	(24,699)

Total liabilities and partners’ deficit	$49,665	$52,361

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands, except per Unit Amounts)

	YEARS ENDED DECEMBER 31
	2002	2001	2000
Revenues (Notes 4 and 5):
Rental revenues	$11,942	$12,250	$11,983
Other income	582	457	310

Total revenues	12,524	12,707	12,293

Expenses:
Administration	2,296	2,237	1,899
Operating and maintenance	3,029	2,957	3,097
Management fees, including $762, $848 and $654 to
affiliates (Note 2)	1,101	1,206	993
Partnership asset management fees, affiliates (Note 2)	339	332	337
Utilities	1,573	1,684	1,460
Taxes and insurance	2,018	1,789	1,806
Depreciation and amortization	2,611	2,602	2,723
Impairment loss (Note 1)	284	—	—

Total expenses	13,251	12,807	12,315

Loss from rental operations	(727)	(100)	(22)

Other revenues and (expenses):
Interest income	129	262	265

Interest expense	(3,716)	(3,784)	(3,649)

Loss before gain on sale of rental property	(4,314)	(3,622)	(3,406)
Gain on sale of rental property	—	251	—

Net loss	$(4,314)	$(3,371)	$(3,406)

Loss per limited partnership unit before gain on sale of rental property	$(4.25)	$(3.57)	$(3.36)
Gain on sale of rental property per limited partnership unit	—	0.25	—

Net loss per limited partnership unit	$(4.25)	$(3.32)	$(3.36)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF PARTNERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

	GENERAL PARTNERS’ INTEREST		LIMITED PARTNERS’ INTEREST			TOTAL
	NHT, Inc.	Other General Partners	Investment Partnership	Operating Partnerships	Total	Partners’ Deficit

Balances as of December 31, 1999	$(24)	$(141)	$610	$(18,367)	$(17,757)	$(17,922)
Allocation of net loss	(3)	(34)	(37)	(3,332)	(3,369)	(3,406)

Balances as of December 31, 2000	$(27)	$(175)	$573	$(21,699)	$(21,126)	$(21,328)
Allocation of net loss	(3)	(33)	(37)	(3,298)	(3,335)	(3,371)

Balances as of December 31, 2001	$(30)	$(208)	$536	$(24,997)	$(24,461)	$(24,699)
Allocation of net loss	(5)	(43)	(47)	(4,219)	(4,266)	(4,314)

Balances as of December 31, 2002	$(35)	$(251)	$489	$(29,216)	$(28,727)	$(29,013)

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,314)	$(3,371)	$(3,406)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	2,611	2,602	2,723
Impairment loss	284	—	—
Gain on sale of rental property	—	(251)	—
Accrued interest on promissory notes	2,248	2,115	1,969
Changes in operating assets and liabilities:
(Increase) decrease in deposits, prepaids and other assets	52	(251)	(149)
Increase in accounts payable and accrued expenses	527	475	458
Decrease in other current liabilities	(60)	(8)	(149)

Net cash provided by operating activities	1,348	1,311	1,446

Investing activities:
Additions to buildings, furniture and equipment	(1,300)	(523)	(546)
Reductions from (addition to) restricted cash, net	1,034	(408)	(35)
Proceeds from sale of rental property	—	54	—

Net cash used for investing activities	(266)	(877)	(581)

Financing Activities:
Additions to term debt	122	5,212	179
Payments of term debt	(1,218)	(5,497)	(1,100)

Net cash used for financing activities	(1,096)	(285)	(921)

Increase (decrease) in cash and cash equivalents	(14)	149	(56)
Cash and cash equivalents, beginning of year	1,007	858	914

Cash and cash equivalents, end of year	$993	$1,007	$858

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,837	$1,657	$2,234

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1. Summary of the Organization and Its Significant Accounting Policies:

National Housing Trust Limited Partnership, a Delaware limited partnership (the “Investment Partnership” or the “Partnership”) was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships (“Operating Partnerships”). NHT, Inc. (The “General Partner” or “NHT, Inc.”) serves as a General Partner of the Investment Partnership and holds a .1%–1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the “Partnerships”.

NHT, Inc., the sole General Partner of the Investment Partnership is a Delaware nonprofit corporation which holds a 1% General Partner’s interest in the Investment Partnership. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in the Investment Partnership with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .01% limited partnership interest to NHT, Inc.

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

National Affordable Housing Trust, Inc. (the “Trust”) a nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the “Trust Members”).

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

After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 2002, 2001, or 2000. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved in 2003. One Operating Partnership was sold in November 2001, per approval from the unit shareholders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. No distributions were made or expected to be made to the unit holders.

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

DECEMBER 31, 2002, 2001 AND 2000

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

The Operating Partnerships that are included in the combined financial statements are the following:

Partnership Name	State	Date Acquired
Stygler Village Limited Partnership	Ohio	10/07/88
St. Martins Associates	Washington	01/31/89
W-C Apartments Limited Partnership	Oklahoma	03/02/89
W-G Apartments Limited Partnership	Oklahoma	03/02/89
W-P Apartments Limited Partnership	Oklahoma	03/02/89
W-R Apartments Limited Partnership	Oklahoma	03/02/89
Springchase Apartments Limited Partnership (Note 5)	Texas	10/31/89
Trinidad Apartments Limited Partnership (Note 5)	Texas	10/31/89
Wildwood Village I Limited Partnership	Ohio	12/01/89
Wildwood Village II Limited Partnership	Ohio	12/01/89
Wildwood Village III Limited Partnership	Ohio	12/01/89
Melrose Village I Limited Partnership	Ohio	12/01/89
Summit Square Limited Partnership	Ohio	12/01/89
Washington Court House I Limited Partnership	Ohio	12/01/89
Griggs Village Limited Partnership	Ohio	12/01/89
Hebron Village Limited Partnership	Ohio	12/01/89
Aspen NHT Apartments Company Limited Partnership	Michigan	12/28/89
Birch Lake NHT Apartments Company Limited Partnership	Michigan	12/28/89
Century Place NHT Apartments Company Limited Partnership	Michigan	12/28/89
Glendale NHT Apartments Company Limited Partnership	Michigan	12/28/89
Lakeside NHT Apartments Company Limited Partnership	Michigan	12/28/89
Park Terrace NHT Apartments Company Limited Partnership	Michigan	12/28/89
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	12/28/89
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	12/28/89
Bingham Terrace Limited Partnership	Ohio	12/28/89
Coal Township Limited Partnership	Pennsylvania	12/29/89
Hazelwood Limited Partnership	Pennsylvania	12/29/89

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2002, 2001 AND 2000

Mahanoy Limited Partnership	Pennsylvania	12/29/89
RP Limited Dividend Housing Association Limited Partnership	Michigan	12/31/89
YM Limited Dividend Housing Association Limited Partnership	Michigan	12/31/89
West Allegheny Partners Limited Partnership	Pennsylvania	03/27/90

Cash Equivalents:

For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when purchased.

Restricted Cash:

Restricted Cash consisted of Operating Partnerships’ property reserves of $5,239,000 and $5,960,000 in 2002 and 2001, respectively and Investment Partnership reserves of $197,000 and $510,000 in 2002 and 2001, respectively.

Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual Property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures, which may be needed for the designated property. At December 31, 2002 and 2001, these assets were maintained in demand deposit accounts with various financial institutions.

Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships’ property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 2002 and 2001 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposits and money market accounts.

The carrying amount of reserves approximated market value at December 31, 2002 and 2001.

Rental Property:

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

Rental Property Held for Sale:

Rental property held for sale at December 31, 2002 and 2001 consists of one property which has signed a purchase agreement subject to a number of conditions including the consent of the seller’s limited partners. The Property is valued at approximately $1,795,000, the lower of the carrying amount or the fair value less estimated costs to sell. The Operating Partnerships discontinue the recognition of depreciation on the rental property when the rental property is considered held for sale.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2002, 2001 AND 2000

Income Taxes:

The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership’s taxable loss. During 2002, 2001, and 2000, low-income housing tax credits of $39,000, $202,000, and $812,000, respectively, were generated by the Investment Partnership.

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

The other financial instruments in which the Partnerships have an interest are the various term debt related to the properties owned by the Operating Partnerships. The debt consists of (1) mortgage debt provided by and or insured by agencies such as Rural Development Authority (“RD”), The Department of Housing and Urban Development (“HUD”), and various state housing authorities, and (2) promissory notes. The promissory notes, a substantial portion of which are collateralized by second mortgages, generally provide for repayment only from cash flow or refinancing of the related properties. In addition, the debt agreements contain various restrictions including limiting annual distributions to partners and requiring the rental of units to low-income individuals and/or families. Accordingly, management has determined that there is not a meaningful market for debt with the provisions as described above, and given the unique aspects of the debt, believes that determining a reasonable estimate of fair value would not be practicable without incurring excessive costs.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2002, 2001 AND 2000

Impairment of Long-lived Assets:

During 2002, an impairment loss in the amount of $284,000 was recorded for an apartment project in Hebron, Ohio. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. An assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets’ carrying amount. Based on this assessment, an impairment loss of $284,000 was recognized to reduce the carrying amount of the property to its estimated fair value of $107,000, at December 31, 2002.

2. Related Party Transactions:

Administrative Services:

The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

Management Fees, including Affiliates:

General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $762,000, $848,000, and $654,000 in 2002, 2001, and 2000, respectively, including $38,000, $61,000 and $60,000 in 2002, 2001, and 2000, respectively to an affiliate of NHT, Inc.

Partnership Management Fees, Affiliates:

The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $38,000, $38,000, and $48,000 in 2002, 2001 and 2000, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $301,000, $294,000, and $289,000 in 2002, 2001 and 2000, respectively or .5% of the aggregate cost of all properties acquired by the Operating Partnerships as of December 31, 2002, 2001 and 2000. The supervisory management fees and program management fees totaled $339,000, $331,000, and $337,000 in 2002, 2001 and 2000, respectively. The fees paid in 2002, 2001 and 2000 were $-0-, $100,000, and $96,000, respectively. The balance accrued for these fees was $1,447,000, $1,108,000, and $876,000 as of December 31, 2002, 2001 and 2000, respectively.

Land Leases:

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2002, 2001 AND 2000

3.    Long-term Debt:

Concurrent with the Investment Partnership’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, RD or various state/local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. They have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

Substantially all of the promissory notes are collateralized by second mortgages on the rental properties owned by the Operating Partnerships, and are primarily nonamortizing until the properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a Property. Included in promissory notes is a note and related accrued interest in the amount of $3,459,000 and $3,191,000 at December 31, 2002 and 2001, which is due to an affiliate of the General Partner.

Estimated principal payments required on these loans during the next five years and thereafter (in thousands) at December 31, 2002 are as follows:

2003	6,825
2004	17,867
2005	10,464
2006	1,571
2007	1,717
Thereafter	35,782

$74,226

4.    Uncertainties:

HUD Housing Assistance Payments (HAP) Contracts:

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP Contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications.

In January 2001, HUD issued its “Guidebook for Section 8 Renewal Policy” (the “Guidebook”), which contains comprehensive guidance for renewing expiring Section 8 project-based contracts. It incorporates the procedures contained in previous Housing Notices relating to expiring contracts, along with a number of revisions.

Under this Guidebook, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include increasing, or marking rents to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to-market or “OMHAR lite” renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the Guidebook.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2002, 2001 AND 2000

HUD Housing Assistance Payment (HAP) contracts (continued):

The Operating Partnerships received approximately $6,355,000, $6,277,000 and $6,305,000 of rental assistance payments from HUD for the years ended December 31, 2002, 2001 and 2000, respectively, which represents 50.7%, 49.4% and 51.3% of the partnerships’ total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

There are 19 Properties with HAP contracts, of which eight have HAP contracts which expire during 2003, the majority of which are on annual or 6 month renewals. Management continues to seek to renew all HAP contracts as they expire.

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

Promissory Notes:

As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. One loan is due in 2003 to a non-profit with principal and accrued interest at December 31, 2002 of $3,459,000. Seventeen of the loans are due in the years 2004—2007 (principal and accrued interest of $32,375,000 at December 31, 2002); the remaining loans are due during the years 2030—2040 (principal and accrued interest of $4,010,000 at December 31, 2002). All of the loans which are due during the years 2004—2006 are due prior to the maturity of the first mortgages on the Properties, which generally mature during the years 2011—2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes come due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans.

5.    Taxable Loss:

The difference between the 2002 financial statement loss and the tax return loss consists an impairment loss of $284,000 and tax depreciation in excess of book depreciation of $12,200. These amounts comprise the difference in the building basis for financial statement and tax return reporting purposes.

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

DECEMBER 31, 2002, 2001 AND 2000

6. Gain on Sale of Rental Property:

On November 29, 2001, the partnership sold Aspen NHT Apartments, a Property located in Gaylord, Michigan. The sale relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $251,000.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name	Age	Office	Term Expires
James A. Bowman	48	President, Chief Executive Officer and Trustee	2003
Robert M. Snow	50	Vice President, Secretary and Trustee	2003
Joseph R. Kasberg	50	Assistant Treasurer	2003
Susan E. Basting	41	Chief Financial Officer, Treasurer and Trustee	2003

James A. Bowman is president and chief executive officer of the National Affordable Housing Trust and NHT, Inc Previously he served as senior vice president with National City Investments and as Director of Finance for Franklin County (Ohio). Mr. Bowman is a graduate of The Ohio State University with a Bachelor’s Degree in Economics and a Master’s Degree in Public Administration.

Robert M. Snow is vice president of National Affordable Housing Trust, Inc. and NHT, Inc. Mr. Snow is in charge of asset management for NHTLP and has been an officer since 1992. Mr. Snow received a Bachelor’s Degree from Lafayette University.

Joseph R. Kasberg is vice president and chief financial officer of National Church Residences. Mr. Kasberg, a certified public accountant, has been a financial officer of National Affordable Housing Trust, Inc. since July 1988. Mr. Kasberg received a Bachelor’s Degree in Accounting from The Ohio State University in 1974 and an MBA from Xavier University in 1985.

Susan E. Basting is treasurer, chief financial officer and chief operating officer of the National Affordable Housing Trust, Inc. and NHT, Inc. Ms. Basting, a certified public accountant and certified management accountant, worked in public accounting and accounting management prior to joining the staff in 1996. Ms. Basting is a graduate of Wright State University with a Bachelor’s Degree in Accounting.

ITEM 11    EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 2002, 2001 and 2000:

Fee or Reimbursement Type	Payee (In thousands)	2002	2001	2000
Property management fees	General Partners of Operating Partnerships	$762	$848	$654
Partnership management fees	NHT, Inc.	$339	$331	$337

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has not had material transactions or business relationships with NHT, Inc. or its affiliates, except as described in Items 8, 9 and 10.

ITEM 14    CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of the filing of the Form 10-K, the Partnership’s General Partner’s Chief Executive Officer and Chief Financial Officer believe the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

1.	Financial Statements

The combined financial statements, related notes, and accountant’s report listed below are included herein:

2.	Financial Statement Schedules

Schedule I	35
Schedule III	37

All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K:

None.

3.	Exhibits

(a) Exhibits

Exhibit No.	Description

* 3.1	Form of Amended and Restated Agreement of Limited Partnership of the Registrant (attached to the Prospectus as Exhibit A)

* 3.2	Certificate of Limited Partnership of the Registrant.

* 10.1	Escrow Agreement between FirsTier Bank, N.A. and Registrant.

* 10.2	Form of Purchase and Sale Agreement (including form of Purchase Money Note).

* 10.3	Form of Operating Partnership Agreement.

** 10.4	Guarantee Agreement between the Trust and the Partnership.

** 10.5	Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

** 10.6	Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

** 10.7	Letter Agreement between National Church Residences and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by National Church Residences or its affiliates.

** 10.8	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

** 10.9	Letter Agreement between the Trust and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

** 10.10	Letter Agreement between National Church Residences and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

** 10.11	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

*** 10.12(a)

Purchase and Sale Agreement, with amendments, by and among Willow Creek Apartments, Ltd., Willow Park Apartments, Ltd., Willow Garden Apartments, Ltd. and Willow Rock Apartments, Ltd., and the March Company dated May 6, 1988.

*** 10.13(a)	Operating Partnership Agreement for W-R Apartments, L.P., dated March 2, 1989.

*** 10.12(b)	Purchase and Sale Agreement with amendments, by and among Trinidad Apartments, and Springchase Apartments.

*** 10.13(b)	Operating Partnership Agreement for Trinidad Apartments and Springchase Apartments.

*** 10.12(c)	Purchase and Sale Agreement with amendments, by and among Melrose Village.

*** 10.13(c)	Operating Partnership Agreement for Melrose Village, Limited Partnership, dated December 1, 1989.

*** 10.12(d)	Purchase and Sale Agreement with amendments, by and among Aspen Apartments.

*** 10.13(d)	Operating Partnership Agreement for Aspen NHT Apartments Limited Partnership, dated December 28, 1989.

*** 10.12(e)	Purchase and Sale Agreement with amendments, by and among Bingham Terrace Apartments.

*** 10.13(e)	Operating Partnership Agreement for Bingham Terrace Limited Partnership, dated December 29, 1989.

*** 10.12(f)	Purchase and Sale Agreement with amendments, by and among Coal Township Elderly, Hazelwood Apartments, and Mahanoy Elderly.

*** 10.13(f)	Operating Partnership Agreement for Coal Township Elderly, Hazelwood Apartments, and Mahanoy Elderly dated December 29, 1989.

*** 10.12(g)	Purchase and Sale Agreement with amendments, by and among Research Park and Young Manor.

*** 10.13(g)	Operating Partnership Agreement for RP Limited Dividend Housing Association Limited Partnership and YM Limited Dividend Housing Association Limited Partnership, dated December 31, 1989.

	**** 10.12(h)	Purchase and Sale Agreement with amendments, by and among West Allegheny Partnership, L.P.

	**** 10.13(h)	Operating Partnership Agreement for West Allegheny Partnership, L.P., dated March 27, 1990.

	Exhibit 99.1	Certification of CEO Dated April 15, 2003
	Exhibit 99.2	Certification of CFO Dated April 15, 2003

*	Filed under the identical Exhibit Number in Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 33-15285) and incorporated herein by reference.

**	Filed under the identical Exhibit Number on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP

Condensed Balance Sheets		December 31,
		2002	2001
		(In Thousands)
Assets
Current assets:
Cash		$197	$510
Accounts receivable, Operating Partnerships,
net of allowance of $434 and $409 in 2002 and 2001		180	135

Total current assets		377	645
Notes receivable, Operating Partnership, net of allowance of $600 and $283 in 2002 and 2001		—	—

		$377	$645

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable, primarily general partner		$1,533	$1,115
Deficit in Operating Partnerships		28,892	24,223
Partners’ Deficit		(30,048)	(24,693)

		$377	$645

Condensed Statements of Operations	Years Ended December 31
	2002	2001	2000
Revenues:	(In Thousands)
Program management fees from Operating Partnerships	$191	$152	$155
Interest	7	20	25

	198	172	180

Expenses:
Program management fees, general partner	339	332	337
Administrative	554	171	156

	893	503	493

Loss before equity in loss of Operating Partnerships and gain on sale of rental property	(695)	(331)	(313)
Gain on sale of rental property	—	54	—
Equity in loss of Operating Partnerships	(3,619)	(3,094)	(3,093)

Net loss	$(4,314)	$(3,371)	$(3,406)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP (CONTINUED)

Condensed Statements of Cash Flows	Years Ended December 31
	2002	2001	2000
	(In Thousands)
Cash provided by operating activities	$5	$(25)	$(87)
Investing activities, proceeds from sale of rental property	—	54	—
Financing activities, loans to operating partnership	(318)	—	—
Financing activities, distributions from Operating Partnerships, net	—	66	57

Increase (decrease) in cash	$(313)	$95	$(30)

Notes to Condensed Financial Statements

Note A—Basis of Presentation:

In the financial statements of National Housing Trust Limited Partnership (NHTLP), its investment in Operating Partnerships is stated at cost plus equity in undistributed earnings and less losses of the Operating Partnerships since the date of acquisition.

Note B—Notes Receivable, Operating Partnership:

The notes receivable from an Operating Partnership bear interest at varying rates, are repayable out of distributable cash flow and are due through 2006.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2002

( 1 OF 4)

(In Thousands)

			Initial Cost To Partnership		Cost Capitalized Subsequent To Acquisition	Gross Amount At Which Carried At Close Of Period					Life On Which Depreciation In Latest Income Statements Is Computed
Partnership Name	Description	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired
Stygler Village	Low income housing project Located in Gahanna, Ohio	6,229		$4,717	386		5,103	5,103	$2,540	10/07/88	27 1/2 years

St. Martins	Low-income housing project Located in Seattle, Washington	1,461		2,094	125		2,219	2,219	1,121	1/31/89	27 1/2 years

Willow Creek	Low-income housing project Located in Bartlesville, OK	1,123	123	1,373	188	$123	1,561	1,684	747	3/02/89	27 1/2 years

Willow Gardens	Low-income housing project Located in Bartlesville, OK	1,340	94	1,630	160	94	1,790	1,884	863	3/02/89	27 1/2 years

Willow Park	Low-income housing project Located in Bartlesville, OK	1,146	157	1,513	130	157	1,643	1,800	820	3/02/89	27 1/2 years

Willow Rock	Low-income housing project Located in Bartlesville, OK	1,333	148	1,508	331	148	1,839	1,987	843	3/02/89	27 1/2 years

Wildwood I	Low-income housing project Located in Columbus, OH	2,048	123	1,783	109	123	1,892	2,015	879	12/01/89	27 1/2 years

Wildwood II	Low-income housing project Located in Columbus, OH	1,595	117	1,526	1	117	1,527	1,644	716	12/01/89	27 1/2 years

Wildwood III	Low-income housing project Located in Columbus, OH	1973	178	1,725	59	178	1,784	1,962	824	12/01/89	27 1/2 years

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2002

( 2 OF 4)

(In Thousands)

			Initial Cost To Partnership		Cost Capitalized Subsequent To Acquisition	Gross Amount At Which Carried At Close Of Period					Life On Which Depreciation In Latest Income Statements Is Computed
Partnership Name	Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired
Melrose Village	Low income housing project Located in Findlay, OH	1,123	89	983	72	89	1,055	1,144	467	12/01/89	27 1/2 years

Summit Square	Low-income housing project Located in Dayton, OH	3,443	105	3,327	54	105	3,381	3,486	1,600	12/01/89	27 1/2 years

Washington Court House	Low-income housing project Located in Washington CH, OH	1,049	81	932	24	81	956	1,037	443	12/01/89	27 1/2 years

Griggs Village	Low-income housing project Located in Columbus, OH	576	36	610	25	36	635	671	292	12/01/89	27 1/2 years

Hebron Village	Low-income housing project Located in Hebron, OH	678	45	603	(253)	45	350	395	287	12/01/89	27 1/2 years

Birch Lake	Low-income housing project Located in Ludington, MI	754	56	805	68	56	873	929	409	12/28/89	27 1/2 years

*Century Place	Low-income housing project Located in Greenville, MI	2,203	138	1,990	561	138	2,551	2,689	905	12/28/89	27 1/2 years

Glendale	Low-income housing project Located in Scottville, MI	368	27	414	6	27	420	447	202	12/28/89	27 1/2 years

Lakeside	Low-income housing project Located in Cadillac, MI	1,172	76	1,023	296	76	1,319	1,395	597	12/28/89	27 1/2 years

*During 2002 this property was classified as held for sale.

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2002

( 3 OF 4)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENTS IS COMPUTED
PARTNERSHIP NAME	DESCRIPTION	ENCUMBRANCES	LAND	BUILDING & IMPROVEMENTS	IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED
Park Terrace	Low income housing project Located in Williamston, MI	880	73	1,065	24	73	1,089	1,162	522	12/28/89	27 1/2 years

*Traverse Woods	Low-income housing project Located in Petoskey, MI	0	0	0	0	0	0	0	0	12/28/89	27 1/2 years

Traverse Woods II	Low-income housing project Located in Petoskey, MI	2,368	188	2,787	1,478	188	4,265	4,453	1,601	12/28/89	27 1/2 years

Bingham Terrace	Low-income housing project Located in Cadiz, OH	1,409	16	1,092	381	20	1,473	1,493	465	12/29/89	40 years

Coal Township	Low-income housing project Located in Coal Township, PA	4,914	150	4,511	1,015	150	5,526	5,676	2,431	12/29/89	27 1/2 years

Hazelwood	Low-income housing project Located in Luzerne County, PA	5,630	200	4,379	557	200	4,936	5,136	2,206	12/29/89	27 1/2 years

Mahanoy	Low-income housing project Located in Mahanoy City, PA	5,738	125	5,915	979	125	6,894	7,019	3,140	12/29/89	27 1/2 years

Research Park	Low-income housing project Located in Detroit, MI	13,237	850	9,678	(3,612)	436	6,066	6,502	2,888	12/31/89	27 1/2 years

Young Manor	Low-income housing project Located in Detroit, MI	7,417	400	6,512	275	400	6,787	7,187	3,139	12/31/89	27 ½ years

West Allegheny	Low-income housing project Located in Philadelphia, PA	3,019	50	836	(68)	50	768	818	67	3/27/90	40 Years

	TOTALS	$74,266	$3,645	$65,331	$3,371	$3,235	$68,702	$71,937	$31,014

* During 2002 this property merged with Traverse Woods II

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2002

(4 OF 4)

(In Thousands)

	December 31
Real Estate:	2002	2001	2000
Balance at beginning of period:	$71,014	$71,711	$71,255
Additions during period:
Improvements	$1,207	$413	$456
Deductions during period **:	(284)	(1,110)	—

Balance at end of period *:	$71,937	$71,014	$71,711

Accumulated Depreciation:
Balance at beginning of period:	$28,988	$26,631	$25,116
Additions during period:
Depreciation expense	$2,026	$2,807	$1,515
Deductions during period:	—	(450)	—

Balance at end of period:	$31,014	$28,988	$26,631

** Includes deductions for impairment loss in 2002.

Includes deductions for sale of property in 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Housing Trust Limited Partnership By: NHT, Inc. General Partner

Date: April 15, 2003	/s/James A. Bowman
James A. Bowman, President and Chief Executive Officer, NHT, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* * * * *

Date: April 15, 2003	By /s/James A. Bowman
James A. Bowman, Trustee President and CEO, NHT, Inc.

* * * * *

Date: April 15, 2003	By /s/Robert M. Snow
Robert M. Snow, Trustee Vice President and Secretary, NHT, Inc.

* * * * *

Date: April 15, 2003	By /s/Susan E. Basting
Susan E. Basting, Trustee Chief Financial Officer and Treasurer, NHT, Inc.