Form 10-Q
period 2003-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2003-05-15
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2003

Commission File Number 0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(A Delaware Limited Partnership)

I.R.S. Employer Identification No. 04-2981989

2335 North Bank Drive, Columbus, OH 43220

Registrant’s Telephone Number, Including Area Code: (614) 451-9929

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant in an accelerated file (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

March 31, 2003 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

(In Thousands)

	March 31 2003	December 31 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,044	$993
Tenants’ security deposits	404	382
Mortgage escrow deposits	814	603
Prepaid expenses and other assets	1,274	1,111

Total current assets	3,536	3,089

Restricted Cash:	4,880	5,436

Rental property held for sale:	1,795	1,795

Rental property:
Buildings and improvements	66,508	66,153
Furniture and equipment	2,576	2,573

	69,084	68,726
Less accumulated depreciation	(33,131)	(32,478)

	35,953	36,248
Land	3,097	3,097

	39,050	39,345

Total assets	$49,261	$49,665

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	March 31 2003	December 31 2002
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$6,821	$6,825
Accounts payable and accrued expenses	4,051	3,773
Rents received in advance	71	63
Deposits held	443	412
Accrued interest on mortgage notes payable	268	204

Total current liabilities	11,654	11,277

Long-term debt, less current maturities:
Mortgage notes payable	30,734	31,017
Promissory notes, including accrued interest payable	36,970	36,384

	67,704	67,401

Partners’ deficit:
General Partners:
NHT, Inc.	(36)	(35)
Other Operating General Partners	(263)	(251)

Limited partners:
Issued and outstanding 1,014,668 investment units	(29,798)	(28,727)

	(30,097)	(29,013)

Total liabilities and partners’ capital	$49,261	$49,665

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED )

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In Thousands, except per Unit Amounts)

	2003	2002
Revenues:
Rental revenues	$3,050	$2,940
Other income	91	102

Total revenues	3,141	3,042

Expenses:
Administration	517	464
Operating and maintenance	682	587
Management fees	245	248
Partnership asset management fees	85	83
Utilities	614	491
Taxes and insurance	562	529
Depreciation and amortization	642	651

Total expenses	3,347	3,053

Income (loss) from rental operations	(206)	(11)

Other revenues and (expenses):
Interest income	29	24
Interest expense	(907)	(938)

Net loss	$(1,084)	$(925)

Net loss per limited partnership unit	$(1.07)	$(0.91)

NATIONAL HOUSING TRUST LIMITED PARTNERSHI P

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In Thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(1,084)	$(925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	642	651
Accrued interest on promissory notes	585	541
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(385)	(249)
Increase (decrease) in accounts payable and accrued expenses	278	(11)
Increase (decrease) in other current liabilities	103	(34)

Cash provided by operations	139	(27)

Investing activities:
Additions to buildings, furniture and Equipment, net	(358)	(77)
Withdrawals from (deposits to) restricted cash, net	556	(91)

Cash used for investing activities	198	(168)

Financing Activities:
Payments of term debt	(286)	(303)

Net cash (used) for, provided by financing activities	(286)	(303)

Increase (decrease) in cash and cash equivalents	51	(498)
Cash and cash equivalents beginning of year	993	1,007

Cash and cash equivalents end of period	$1,044	$509

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHI P

(UNAUDITED)

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying combined financial statements include the accounts of National Housing Trust Limited Partnership (the “Investment Partnership”) and the Operating Partnerships in which it has acquired significant limited partnership interests.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the combined financial position, results of operations, and cash flows on a consistent basis.

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership’s 2002 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership’s accounting policies which are not significantly different.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION S

General

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990. Two Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. As Partnership liabilities were in excess of assets and available cash, no distributions were made to holders of Units of limited partnership interest in the Investment Partnership (the “Unit holders”). The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership is expected to be dissolved in 2003. One Operating Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. As Partnership liabilities were in excess of assets and available cash, no distributions were made to the Unit holders. The two Operating Partnerships that owned Traverse Woods I and Traverse Woods II merged in 2002. This was undertaken principally to combine replacement reserves for capital improvements at the two Properties. The merger should have no effect to the Investment Partnership Unit holders.

Each Operating Partnership’s Property qualifies for the Low Income Housing Tax Credits (“LIHTC”). The LIHTC program was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTCs, the Property must be utilized as a low-income property for 15 years before it can be sold. The General Partner anticipates the Properties will be sold starting in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the Unit holders. The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be as follows: approximately $ .04 of credit per unit for the years ending December 31, 2003 and 2004.

In certain respects government-assisted housing complexes differ from conventional housing complexes. These differences include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental agency, (c) compliance with HUD regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those regulations are interpreted.

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

The availability of a pool of qualified and interested buyers for the Investment Partnership’s remaining assets is critical to the Investment Partnership’s ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as those in which the Investment Partnership has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the Properties’ marketability.

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

Properties

As of March 31, 2003, average occupancy of the Properties was 93.9%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 required impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April of 2002, the Existing Condition Analysis for Research Park revealed current needs of approximately $4,616,933 in repairs, or $18,844/unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed a Michigan State Housing Development Authority (“MSHDA”) inspection. As a result of its REAC score, the Property was forced into HUD’s Departmental Enforcement Center. (In accordance with HUD requirements.) The Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

A MIO Plan is usually a 6-month plan; however, owing to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002; HUD has accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicates that $414,000 needs to be invested over the 1-year plan to correct deficiencies. In April 2003, HUD Chicago gave written approval that the property has been removed from Enforcement.

As of March 31, 2003, the Partnership has contributed approximately $434,000 for HVAC repairs and replacement, oversight of such work, utility bills, reduction of payables, legal fees and MIO Plan consulting fees.

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

As part of the Property’s work-out strategy, beginning October 2002, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park. Operationally, the Property is improving although still operating at a cash flow deficit, largely because of costs related to the turnover of vacant units and higher utility costs. The occupancy rate has increased from 60% to 84% since October. The new management has developed an aggressive marketing plan and is working with the community to address security issues.

As part of a plan of restructuring, the General Partner sought the consent of the Unit holders for a restructuring of the debt, a sale of the General Partner’s interests in Research Park Partnership and the Young Manor Partnership the ultimate sale of the Properties at the end of the compliance period, and a combining of the Research Park and Young Manor partnerships. The consent solicitation was approved by the Unit holders on January 30, 2003. In addition to the sale of the general partner interest, the General Partner is negotiating with the trade payable creditors to accept reduced payments. As of March 2003, payables incurred during the period of the previous management company have been reduced to $184,000 through payments from the Investment Partnership’s reserves and agreement with trade creditors for the reduction of debt.

Even with the Unit holders’ approval for the sale plan, and MSHDA’s approval, there can be no assurance that the sale will be consummated, or how these matters will be resolved. If the sale is not finalized or operations continue with impaired cash flow, the financial feasibility of the Property would not look good and a foreclosure of the mortgage by MSHDA could occur. The foreclosure and dissolution of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits and no cash would be available for distribution to the Unit holders. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement. As of December 2001, the property was deficient in the payment of real estate taxes and received advances from Rural Development to pay the delinquent taxes. As a result, the property is in technical default of the loan agreement and may receive a “Notice of Acceleration of Debt” from the Rural Development Authority. Currently the rental assistance payments due the Partnership are being withheld to apply to the advances from Rural Development. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As part of a work-out strategy, the managing general partner has entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s must be bonded. The bonds must cover 58 months beyond the 15-year compliance period. A LIHTC recapture bond has been obtained, but the price of the bond to be paid out of the sale proceeds has yet to be determined and will vary depending on the sale date of the property. The goal is to close on the sale of the property early in 2004. The property continues to experience cash flow difficulties and has deferred maintenance costs whenever possible.

A Scottsville, Michigan Property

A Scottsville Michigan Property has experienced cash flow difficulties and was unable to fully fund its replacement reserve required by the Rural Development Authority, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to attempt to resolve these problems; however, there can be no assurance as to how these matters will be resolved.

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

Other Property Issues

As of March 31, 2003, seven other Properties have cash flow difficulties as many of the Properties’ rents have not increased as much as expenses. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating utility or insurance expense can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

One Property located in Columbus, Ohio has a loan due at December 31, 2003. The principal and accrued interest at March 31, 2003 is $3,530,000. Since the Property is at the end of its compliance period, it will probably be sold before or as the note comes due.

Three other Properties located in Columbus, Ohio were damaged by hail in the fall of 2002. The damage was covered by insurance but the repairs are not scheduled to begin until late spring of 2003. The insurance payment for one property of $222,000 was paid directly to the property and is currently being held in escrow for the repairs to begin.

Liquidity and Capital Resources

Liquidity is defined as an entity’s ability to meet its current and long-term financial obligations. If a Property were to lose its rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

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

The Operating Partnerships own eight Properties whose Section 8 contracts will expire in fiscal year 2003, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2003, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

At March 31, 2003 restricted cash was $4,880,000. The restricted cash was composed of the Investment Partnership reserve of $61,000 and Operating Partnership reserves of $4,819,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of March 31, 2003 the General Partner voluntarily deferred payment of $1,613,000 of its supervisory and program management fees. The General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships. Moreover, especially in light of the reduced availability of subsidies and the consequent reduction in market value of the Properties, there can be no assurance of cash distributions in the event of refinancing or disposition. Therefore, it is likely that any sale proceeds will not be sufficient to make any distribution to the Unit holders and depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Results of Operations

The March 31, 2003 net loss of $1,084,000 increased by 17.20% from the March 31, 2002 net loss of $925,000. The reasons for the differences are discussed below.

Total revenues increased $99,000 (3.3%) in 2003 when comparing the three months ended March 31, 2003 and 2002.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2003 and 2002 were $2,705,000 and $2,402,000 respectively. The $303,000 increase in expenses between 2003 and 2002 primarily relates to an increase in administrative expense of $53,000 (11.4%), an increase in operating and maintenance expense of $95,000 (16.1%), an increase in utilities expense of $123,000 (25.1%) and an increase in taxes and insurance of $33,000 (6.2%). The increase in administrative expense is related to an increase in senior activity services at one of the Properties, an increase in advertising expenses at several of the Properties to rent units, and an increase in investor services expense for the Investment Partnership. The increased operating and maintenance expense is in large part due to the Detroit, Michigan property incurring additional costs to rehab units to re-rent them and incurring additional security costs. In addition, repairs expense has increased due to the age of all the properties. There was also increased snow removal expense in 2003 due to the heavier than average snowfall for the Midwest Properties. The increase in utility expense is due mainly to the harsh winter and the increase in heating costs. The increase in taxes and insurance is due to the increasing cost of both property and employee insurance and an increase in real estate tax at one Property.

In recent years rental income, after HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnership’s combined operations. However, rent levels of the Properties are generally limited by the requirements of the LIHTC and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to changes in HUD programs, future increase in subsidy income may be limited.

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

Critical Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires a Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements included in the Investment Partnership’s 2002 annual report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the financial statements.

-	Registrant combines its Operating Partnerships and eliminates intercompany transactions.
-	If the carrying value of a property exceeds the estimated amount recoverable through future operations on an undiscounted basis, Registrant records a property at the lower of its carry value or its estimated fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RIS K

None

ITEM 4. CONTROLS AND PROCEDURE S

Based on the most recent evaluation, which was completed within 90 days of the filing of the Form 10-Q, the Investment Partnership’s General Partner’s Chief Executive Officer and Chief Financial Officer believe the Investment Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Votes representing 593,058 Units were cast for the approval, 6,350 Units were cast against the approval, 0 Units abstained, and there were 00 broker non-votes.

ITEM 5. OTHER INFORMATIO N

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1	— Certification of CEO Dated May 15, 2003

Exhibit 99.2	— Certification of CFO Dated May 15, 2003

SIGNATURE S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NATIONAL HOUSING TRUST LIMITED PARTNERSHIp

        (Registrant)

Date May 15, 2003	By:	/s/ JAMES A. BOWMAN
James A. Bowman, President and Chief Executive Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership

Date May 15, 2003	By:	/s/ SUSAN E. BASTING
Susan E. Basting, Treasurer and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership