Form 10-Q
period 2003-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2003-08-14
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

of the Securities Exchange Act of 1934

for the quarter ended June 30, 2003

Commission File Number

0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(A Delaware Limited Partnership)

I.R.S. Employer Identification No. 04-2981989

2335 North Bank Drive, Columbus, OH 43220

Registrant’s Telephone Number, Including Area Code: (614) 451-9929

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

June 30, 2003 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

(In Thousands)

	June 30 2003	December 31 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,027	$993
Tenants’ security deposits	395	382
Mortgage escrow deposits	1,167	603
Prepaid expenses and other assets	1,171	1,111

Total current assets	3,760	3,089

Restricted Cash:	4,752	5,436

Rental property held for sale:	1,795	1,795

Rental property:
Buildings and improvements	66,908	66,153
Furniture and equipment	2,587	2,573

	69,495	68,726
Less accumulated depreciation	(33,771)	(32,478)

	35,724	36,248
Land	3,097	3,097

	38,821	39,345

Total assets	$49,128	$49,665

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	June 30 2003	December 31 2002
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$6,821	$6,825
Accounts payable and accrued expenses	4,488	3,773
Rents received in advance	87	63
Deposits held	442	412
Accrued interest on mortgage notes payable	314	204

Total current liabilities	12,152	11,277

Long-term debt, less current maturities:
Mortgage notes payable	30,447	31,017
Promissory notes, including accrued interest payable	37,476	36,384

	67,923	67,401

Partners’ deficit:
General Partners:
NHT, Inc.	(37)	(35)
Other Operating General Partners	(271)	(251)
Limited partners:
Issued and outstanding 1,014,668 investment units	(30,639)	(28,727)

	(30,947)	(29,013)

Total liabilities and partners’ capital	$49,128	$49,665

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(In Thousands, except per Unit Amounts)

	2003	2002
Revenues:
Rental revenues	$3,056	$2,938
Other income	117	128

Total revenues	3,173	3,066

Expenses:
Administration	524	477
Operating and maintenance	606	669
Management fees	316	284
Partnership asset management fees	85	83
Utilities	428	395
Taxes and insurance	534	508
Depreciation and amortization	640	644

Total expenses	3,133	3,060

Income (loss) from rental operations	40	6

Other revenues and (expenses):
Interest income	19	35
Interest expense	(909)	(909)

Net loss	$(850)	$(868)

Net loss per limited partnership unit	$(0.84)	$(0.85)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In Thousands, except per Unit Amounts)

	2003	2002
Revenues:
Rental revenues	$6,105	$5,878
Other income	208	230

Total revenues	6,313	6,108

Expenses:
Administration	1,041	940
Operating and maintenance	1,288	1,257
Management fees	561	532
Partnership asset management fees	170	166
Utilities	1,042	886
Taxes and insurance	1,096	1,037
Depreciation and amortization	1,282	1,295

Total expenses	6,480	6,113

Income (loss) from rental operations	(167)	(5)

Other revenues and (expenses):
Interest income	48	59
Interest expense	(1,815)	(1,846)

Net loss	$(1,934)	$(1,792)

Net loss per limited partnership unit	$(1.91)	$(1.76)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In Thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(1,934)	$(1,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,282	1,295
Accrued interest on promissory notes	1,100	1,041
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(626)	(368)
Increase in accounts payable and accrued expenses	715	354
Increase (decrease) in other current liabilities	164	(23)

Cash provided by operations	701	507

Investing activities:
Additions to buildings, furniture and equipment, net	(769)	(195)
Withdrawals (deposits) to restricted cash, net	684	(107)

Cash used for investing activities	(85)	(302)

Financing Activities:
General Partner cash distributions	-0-	(40)
Payments of term debt	(582)	(665)

Net cash (used) for, provided by financing activities	(582)	(705)

Increase (decrease) in cash and cash equivalents	34	(500)

Cash and cash equivalents beginning of year	993	1,007

Cash and cash equivalents end of period	$1,027	$507

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

The ownership structure of the Investment Partnership’s investments through Operating Partnerships could adversely impact the timing of the Investment Partnership’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment Partnership. Given the limited rights which the Investment Partnership has under the terms of the Operating Partnership agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

Two properties reached the end of their compliance period on December 31, 2002 and twelve properties will reach the end of their compliance period on December 31, 2003. Work is ongoing to formulate a plan for the sale and disposition. These properties in accordance with their Partnership Agreements and consultants have been engaged to help formulate an appropriate disposition strategy. On most of the properties, for these and other reasons, in Management’s judgment it is likely that proceeds will not be in excess of the debt financing, liabilities of the Properties of the Operating Partnership, expenses of sale and liabilities from the sale of the Properties of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales. In addition, there is some risk of recapture with respect to certain properties that have purchase money notes as detailed below under Other Property Issues.

Properties

As of June 30, 2003, average occupancy of the Properties was 94.8%.

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

As of June 30, 2003, the Partnership has contributed approximately $467,000 for HVAC repairs and replacement, oversight of such work, utility bills, reduction of payables, legal fees and MIO Plan consulting fees.

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

As part of the Property’s work-out strategy, beginning October 2002, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park. Operationally, the Property is improving although still operating at a cash flow deficit, largely because of costs related to the turnover of vacant units and higher utility costs. The occupancy rate has increased from 60% in October of 2002, to 90% at June 30, 2003. The new management has developed an aggressive marketing plan and is working with the community to address security issues. Net Operating Income (NOI) has continued improve, though still negative year to date.

As part of a plan of restructuring, the General Partner sought the consent of the Unit holders for a restructuring of the debt, a sale of the General Partner’s interests in Research Park Partnership and the Young Manor Partnership, the ultimate sale of the Properties at the end of the compliance period, and a combining of the Research Park and Young Manor partnerships. The consent solicitation was approved by the Unit holders on January 30, 2003. The parties are working toward a closing on the sale of the General Partner’s interests in late August. In addition to the sale of the general partner interest, the General Partner is negotiating with the trade payable creditors to accept reduced payments. As of June 2003, payables incurred during the period of the previous management company have been reduced to $167,000 through payments from the Investment Partnership’s reserves and agreement with trade creditors for the reduction of debt.

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

Four Oklahoma Properties

The four Oklahoma Properties have completed the HUD Restructuring Mark to Market Program. The debt on each Property was restructured by HUD into two pieces—a term debt and a promissory note piece paid out of cash flows. A portion of the debt was used to fund additional replacement reserves for capital improvement projects. A capital improvement project began in 2001, funded largely from the replacement reserve and was completed in 2002. In addition, some capital improvement projects such as siding and roofs at three of the Properties will be funded from future cash flows.

Other Property Issues

As of June 30, 2003, eight other Properties have cash flow difficulties as many of the Properties’ rents have not increased as much as expenses. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating utility or insurance expense can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

Three other Properties located in Columbus, Ohio were damaged by hail in the fall of 2002. The damage was covered by insurance. The repairs were scheduled to begin late spring of 2003. The insurance payment for one property of

$222,000 was paid directly to the property and is currently being held in escrow. The major repairs to the properties were the roofs and the siding. The roofs have been repaired and the repairs to the siding will start in August 2003.

In addition, as noted above, two properties have reached the end of their compliance period and work is underway to formulate a disposition plan. One property, located in Columbus, has a loan, which is a purchase money note, maturing in December, 2003, with principal and accrued interest as of June 30, 2003 of $3,601,000. There is a right of first refusal with a previous owner that is a related party to the managing general partner of the Operating Partnership. A process of determining a fair price is being structured which includes an arbitrator, independent appraisals, bid solicitations, and other requirements.

Of the fourteen properties with compliance periods ending in 2002 and 2003, nine have purchase money notes held by the qualified non-profit entities that originally sold such properties. There is some risk of recapture in the event those purchase money notes are not repaid; and at this time, it is not clear whether the value of the properties will produce sales prices great enough to repay these notes. Most of these properties are not subject to a right of first refusal, and the managing general partners are being contacted to obtain their plan of sale, which may include a bid process and/or appraisal.

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

The Operating Partnerships own eight Properties whose Section 8 contracts have or will expire in fiscal year 2003, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2003, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

At June 30, 2003 restricted cash was $4,752,000. The restricted cash was composed of the Investment Partnership reserve of $97,000 and Operating Partnership reserves of $4,655,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of June 30, 2003 the General Partner voluntarily deferred payment of $1,616,000 of its supervisory and program management fees. The General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The June 30, 2003 net loss of $1,934,000 increased by 7.8% from the June 30, 2002 net loss of $1,792,000, the reasons for the differences are discussed below.

Total revenues increased $205,000 (3.4%) in 2003 when comparing the six months ended June 30, 2003 and 2002.

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2003 and 2002 were $5,198,000 and $4,818,000 respectively. The $380,000 increase in expenses between 2003 and 2002 primarily relates to an increase in administrative expense of $101,000 (10.7%), an increase in utilities expense of $156,000 (17.6%), an increase in management fees of $29,000 (5.5%), and an increase in taxes and insurance of $59,000 (5.7%). The increased administrative expense is related to an increase in senior activity services at one of the Properties, an increase in advertising expenses at several of the Properties to rent units, a change in staffing at four of the properties and an increase in investor services expense for the Investment Partnership. The increase in utility expense is due mainly to the harsh winter and the increase in heating costs. The increase in management fees is due to additional administrative fees being paid at two of the properties and an increase of management fees at another property. The increase in taxes and insurance is due to the increasing cost of both property and employee insurance and an increase in real estate tax at one Property.

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

-	Registrant combines its Operating Partnerships and eliminates intercompany transactions.

-	If the carrying value of a property exceeds the estimated amount recoverable through future operations on an undiscounted basis, Registrant records a property at the lower of its carry value or its estimated fair value.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4	CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of National Housing Trust Limited Partnership management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or reasonably likely to materially affect our internal controls over financial reporting, and nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibit 31.1—Certification of Chief Executive Officer Dated August 14, 2003

Exhibit 31.2—Certification of Chief Financial Officer Dated August 14, 2003

Exhibit 32.1—Certification of Chief Executive Officer Dated August 14, 2003

Exhibit 32.2—Certification of Chief Financial Officer Dated August 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership (Registrant)

Date August 14, 2003	By	/s/ James A. Bowman
James A. Bowman, President and Chief Executive Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership

Date August 14, 2003	By	/s/ Susan E. Basting
Susan E. Basting, Treasurer and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership