Form 10-Q
period 2003-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2003-11-19
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

of the Securities Exchange Act of 1934

for the quarter ended September 30, 2003

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

A DELAWARE LIMITED PARTNERSHIP

September 30, 2003 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

(In Thousands)

	September 30 2003	December 31 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,005	$993
Tenants’ security deposits	401	382
Mortgage escrow deposits	876	603
Prepaid expenses and other assets	1,450	1,111

Total current assets	3,732	3,089

Restricted Cash:	4,703	5,436

Rental property held for sale:	1,795	1,795

Rental property:
Buildings and improvements	67,158	66,153
Furniture and equipment	2,606	2,573

	69,764	68,726
Less accumulated depreciation	(34,408)	(32,478)

	35,356	36,248
Land	3,097	3,097

	38,453	39,345

Total assets	$48,683	$49,665

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	September 30 2003	December 31 2002
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$6,822	$6,825
Accounts payable and accrued expenses	4,804	3,773
Rents received in advance	99	63
Deposits held	445	412
Accrued interest on mortgage notes payable	336	204

Total current liabilities	12,506	11,277

Long-term debt, less current maturities:
Mortgage notes payable	30,151	31,017
Promissory notes, including accrued interest payable	38,020	36,384

	68,171	67,401

Partners’ deficit:
General Partners:
NHT, Inc.	(38)	(35)
Other Operating General Partners	(282)	(251)
Limited partners:
Issued and outstanding 1,014,668 investment units	(31,674)	(28,727)

	(31,994)	(29,013)

Total liabilities and partners’ capital	$48,683	$49,665

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In Thousands, except per Unit Amounts)

	2003	2002
Revenues:
Rental revenues	$3,051	$2,938
Other income	118	112

Total revenues	3,169	3,050

Expenses:
Administration	446	488
Operating and maintenance	842	641
Management fees	232	250
Partnership asset management fees	85	83
Utilities	402	353
Taxes and insurance	701	508
Depreciation and amortization	636	644

Total expenses	3,344	2,967

Income (loss) from rental operations	(175)	83

Other revenues and (expenses):
Interest income	15	56
Interest expense	(886)	(867)

Net loss	$(1,046)	$(728)

Net loss per limited partnership unit	$(1.03)	$(0.71)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In Thousands, except per Unit Amounts)

	2003	2002
Revenues:
Rental revenues	$9,156	$8,815
Other income	326	343

Total revenues	9,482	9,158

Expenses:
Administration	1,487	1,428
Operating and maintenance	2,130	1,898
Management fees	793	781
Partnership asset management fees	254	249
Utilities	1,443	1,240
Taxes and insurance	1,798	1,545
Depreciation and amortization	1,919	1,939

Total expenses	9,824	9,080

Income (loss) from rental operations	(342)	78

Other revenues and (expenses):
Interest income	62	115
Interest expense	(2,700)	(2,714)

Net loss	$(2,980)	$(2,521)

Net loss per limited partnership unit	$(2.94)	$(2.48)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In Thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(2,980)	$(2,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,919	1,939
Accrued interest on promissory notes	1,644	1,594
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(620)	(418)
Increase in accounts payable and accrued expenses	1,031	407
Increase in other current liabilities	201	12

Cash provided by operations	1,195	1,013

Investing activities:
Additions to buildings, furniture and equipment, net	(1,038)	(687)
Withdrawals to restricted cash, net	733	322

Cash used for investing activities	(305)	(365)

Financing Activities:
General Partner cash distributions	-0-	(40)
Payments of term debt	(878)	(936)

Net cash used for financing activities	(878)	(976)

Increase (decrease) in cash and cash equivalents	12	(328)

Cash and cash equivalents beginning of year	993	1,007

Cash and cash equivalents end of period	$1,005	$679

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

General

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired own or owned low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990.

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

In certain respects government-assisted housing complexes differ from conventional housing complexes. These differences include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental agency, (c) compliance with the U.S. Department of Housing and Urban Development (“HUD”) regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those regulations are interpreted.

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

Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rates levels and the availability of financing. In addition, as discussed below, there are risks associated with the disposition of the Properties (see “Disposition of Properties”).

Properties

As of September 30, 2003, average occupancy of the Properties was 95.2%.

The financial performance of the Operating Partnerships is impacted by the competition from comparable properties in their local market areas. The occupancy levels achievable at the Properties and the rental rates at the non-subsidized Properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Operating Partnerships in the future and, in particular, subsequent to the expiration of any existing subsidy agreements.

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 required impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the Property. In addition, the managing general partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority (“MSHDA”) to work out a solution to enable the Property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April of 2002, an Existing Condition Analysis for Research Park revealed needs of approximately $4,616,933 in repairs, or $18,844/unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed a MSHDA inspection. As a result of its REAC score, the Property was forced into HUD’s Departmental Enforcement Center. (In accordance with HUD requirements.) The Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

A MIO Plan typically must be implemented within 6 months; however, owing to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002; HUD has accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicates that $414,000 needs to be invested over the 1-year plan to correct deficiencies. In April 2003, HUD Chicago gave written notice that Research Park has been removed from Enforcement.

As of September 30, 2003, the Partnership has contributed approximately $474,000 for HVAC repairs and replacement, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cashflow deficits.

In 2002, occupancy remained very low, further impairing cash flow, causing a further increase in the payables and calling into question the continued economic viability of the Property and the Operating Partnership’s ability to continue to make mortgage payments. If the Operating Partnership loses HUD subsidies, is unable to continue making mortgage payments or otherwise defaults on its obligations to MSHDA, MSHDA could foreclose on the Property, causing recapture of tax credits and cancellation of indebtedness income.

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park as of October 2002. Operationally, the Property is improving although still operating at a cashflow deficit, largely because of costs related to the turnover of vacant units and higher utility costs. Two of the three months in the third quarter of 2003, had positive net operating income; however, operating cashflow still averaged a negative $13,000. Occupancy rates appear to be stabilizing.

In an effort to resolve outstanding issues, the managing general partner of the Operating Partnership has been negotiating a purchase and sales agreement with MHT Housing, Inc., a Michigan nonprofit corporation, for the sale of the general partner’s interest in the Research Park Operating Partnership and the Young Manor Operating Partnership, also located in Detroit. The agreement is also expected to confer on MHT Housing, Inc. or an affiliate, an option to purchase both Properties at the end of the compliance period (December 31, 2004) for the value of the debt at that time. The managing general partner of the Operating Partnership has received MSHDA’s approval of the terms of the sales, which would involve the assumption of certain debt and MSHDA’s forgiveness of other debt and would not produce any cash for the Operating Partnership or the Investment Partnership. If the sale is consummated, depending on the amount of debt that MSHDA forgives, the amount of ordinary income to the Unit holders could be significant. If the Unit holders have suspended passive losses, however, such passive losses may be available to offset some or all of the cancellation of indebtedness income from the Research Park Operating Partnership and the Young Manor Operating Partnership. Each Unit holders’ tax situation may be different and there can be no assurance that the final plan of restructuring will not result in further adverse tax consequences.

The General Partner sought the consent of the Unit holders for a restructuring of the debt, a sale of the General Partner’s interests in Research Park Partnership and the Young Manor Partnership, the ultimate sale of the Properties at the end of the compliance period, and a combining of the Research Park and Young Manor partnerships. The consent solicitation was approved by the Unit holders on January 30, 2003. The parties are working toward a closing on the sale of the General Partner’s interests in early December 2003, although financing is still being arranged and HUD is reviewing the subsidy interest rate payment.

In addition to the sale of the general partner interest, the General Partner has been negotiating with the trade payable creditors to accept reduced payments. As of September 30, 2003, negotiations with creditors have been concluded. Payables incurred during the period of the previous management company have been reduced to $160,000 through payments from the Investment Partnership’s reserves and agreement with trade creditors for the reduction of debt.

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

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The Property has not adequately funded reserves for taxes, insurance and replacement. As of December 2001, the Property was deficient in the payment of real estate taxes and received advances from the Rural Housing Service to pay the delinquent taxes. As a result, the Property is in technical default of the loan agreement and may receive a “Notice of Acceleration of Debt” from the Rural Housing Service. Currently the rental assistance payments due the Partnership are being withheld to apply to the advances from the Rural Housing Service. The managing general partner of the Operating Partnership has been working with the Rural Housing Service to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As part of a work-out strategy, the managing general partner has entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s must be bonded. The bonds must cover 58 months beyond the 15-year compliance period. A LIHTC recapture bond has been obtained, but the price of the bond to be paid out of the sale proceeds has yet to be determined and will vary depending on the sale date of the Property. The goal is to close on the sale of the Property early in 2004. The Property continues to experience cash flow difficulties and has deferred maintenance costs whenever possible.

A Scottsville, Michigan Property

A Scottsville Michigan Property has experienced cash flow difficulties and has been unable to fully fund its replacement reserve required by the Rural Housing Service, or to pay tax and insurance expense at year-end. The managing General Partner of the Operating Partnership has been working with the Rural Housing Service to attempt to resolve these problems. Taxes are currently behind $14,000 for 2003; however, insurance is being paid monthly. There has been recent flood damage as a result of vandalism but repairs have been made. One unit is now vacant.

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

Other Property Issues

As of September 30, 2003, three other Properties have cash flow difficulties as the Properties’ rents have not increased as much as expenses. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating, utility or insurance expense can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

Three other Properties located in Columbus, Ohio were damaged by hail in the fall of 2002. The damage was covered by insurance. The repair work started in late spring of 2003. The insurance payment for one Property of $181,000 was paid directly to the Property and is currently being held in escrow. The major repairs to the Property were the roofs and the siding. The roofs have been repaired; but the siding repair has not yet been completed.

The two Operating Partnerships that owned Traverse Woods I and Traverse Woods II merged in 2002. This was undertaken principally to combine replacement reserves for capital improvements at the two Properties. The merger should have no effect to the Investment Partnership Unit holders.

Disposition of Properties

Of the 31 original Operating Partnerships, three have been liquidated or sold. Two reached the end of their compliance period December 31, 2002. Twelve Properties will reach the end of their compliance period December 31, 2003. Thirteen reach the end of their compliance period December 31, 2004. One final Property reaches the end of its compliance period December 31, 2005.

Prior Dispositions

The two Operating Partnerships that were liquidated in 1998 as a result of bankruptcy paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Partnership. As Partnership liabilities were in excess of assets and available cash, no distributions were made to the Unit holders.

One Operating Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. As Partnership liabilities were in excess of assets and available cash, no distributions were made to the Unit holders.

Pending Dispositions

One Property located in Greenville, Michigan has Unit holder approval for a sale. If the sale is completed, as expected, in early 2004 the tax credits will be bonded. See the explanation above for more Property information.

Two Properties located in Detroit Michigan have Unit holder approval for a sale of the general partner interest and ultimate sale of the Properties to the new general partner upon completion of the tax credit compliance period in December 2004. See the explanation above for more Property information.

Remaining Portfolio

With respect to the remainder of the Investment Partnership’s assets, the availability of a pool of qualified and interested buyers is critical to the Investment Partnership’s ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as those in which the Investment Partnership has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the Properties’ marketability.

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

On most of the Properties, for these and other reasons, in Management’s judgment it is likely that proceeds from the disposition and sale of the Properties will not be in excess of the debt financing, liabilities of the Properties, and expenses of the sale. It is thus likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Two properties reached the end of their compliance period on December 31, 2002 and twelve properties will reach the end of their compliance period on December 31, 2003. Work is ongoing to formulate and implement a plan for the sale and disposition of these properties, in accordance with their Partnership Agreements. Consultants have been engaged to help formulate an appropriate disposition strategy.

Of the fourteen Properties with compliance periods ending in 2002 and 2003, nine have purchase money notes held by the qualified non-profit entities that originally sold such Properties. There is some risk of recapture of tax credits for non-corporate Unit holders in the event those purchase money notes are not repaid as required by federal tax law. At this time, it is not clear whether the value of the Properties will produce sufficient sales prices to repay these notes. In addition, as described above, disposition of these assets is a complicated process: the sale of many of the Properties needs approvals of partners, lenders and government agencies.

The Investment Partnership has been advised by its consultants that under federal tax law, the notes should be repaid within 90 days of the end of the compliance period. This may not be enough time to complete the sale and repayment of the purchase money notes, even if a willing purchaser can be found that will offer a sufficient amount of cash to repay the purchase money notes. Because of the complexity of these sales and the uncertainty in the applicable rules that govern them, the General Partner has been advised to request guidance from the IRS in the form of a ruling request. If the purchase money notes can not be repaid as required under federal tax law, there may be tax credit recapture to the Unit holders. Although, as noted, there is uncertainty as to the potential tax credit recapture related to these purchase-money notes, if all of the purchase money notes were not repaid as required by federal tax law, the tax credit recapture with interest and penalties for affected Unit holders could be as much as $3.05 per unit.

The following is the status of the fourteen properties with compliance periods ending in 2002 and 2003:

One Property located in Ohio reached the end of its compliance period in December 2002. The Property has a purchase money note as described above, which was not able to be repaid within ninety days of the end of the compliance period. The General Partner is working with the managing general partner of the Operating Partnership and consultants to pursue available options that are in the best interest of the Unit holders. There is a right of first refusal with a previous owner that is a related party to the managing general partner of the Operating Partnership. Because the potential purchaser is a related party, the parties are following the partnership agreement’s time-consuming process of determining a fair market value, which includes an arbitrator, independent appraisals, bid solicitations, and other requirements. The General Partner is working with the managing general partner and consultants to determine whether there is enough value in the property to pay off the purchase money note. Regardless of the timing issues discussed above, in the event that there is insufficient value to repay the note, there is a risk of recapture.

Eight Properties located in Ohio reach the end of their compliance period in December 2003, the General Partner has contacted the managing general partner to obtain its plan of sale, which may include a bid process and/or appraisal. These properties have purchase money notes as described above. The General Partner is working with the managing general partner and consultants to determine whether there is enough value in the Properties to pay off the purchase money notes.

One Property located in Seattle, Washington, has reached the end of its compliance period. The General Partner is working with the managing general partner to accomplish a sale within the guidelines of the partnership agreement.

Four Properties located Oklahoma will reach the end of their compliance period December 2003, the General Partner has contacted the managing general partner to find out their plan of disposition. The General Partner will follow the guideline of the partnership agreements to find a willing purchaser and complete the sale once the compliance period is up.

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

The Operating Partnerships own eight Properties whose Section 8 contracts have expired in fiscal 2003 and are not subject to optional renewal by the owner. Seven of these Properties have renewed their contracts at the current level for the fiscal year 2004. The other Property has submitted its request for renewal, but has not received verification that the renewal was granted. The General Partner expects this contract to be renewed at the current level for fiscal 2004. In addition, the Managing General Partner and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

At September 30, 2003 restricted cash was $4,703,000. The restricted cash was composed of the Investment Partnership reserve of $33,000 and Operating Partnership reserves of $4,670,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of September 30, 2003 the General Partner voluntarily deferred payment of $1,701,000 of its supervisory and program management fees. The

General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The September 30, 2003 net loss of $2,980,000 increased by 18.2% from the September 30, 2002 net loss of $2,521,000, the reasons for the differences are discussed below.

Total revenues increased $324,000 (3.5%) in 2003 when comparing the nine months ended September 30, 2003 and 2002.

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 2003 and 2002 were $7,905,000 and $7,141,000 respectively. The $764,000 increase in expenses between 2003 and 2002 primarily relates to an increase in operating and maintenance expense of $232,000 (12.2%), an increase in utilities expense of $203,000 (16.4%), and an increase of taxes and insurance of $253,000 (16.4%). The increase in operating and maintenance expense relates to increased security at two of the properties and the additional payroll and materials needed for general repairs and maintenance to most of the properties due to their age. The increase in utility expense is due to the increase in the price of natural gas and the harsh winter. The increase in taxes and insurance is due to the increasing cost of both property and employee insurance and an increase in real estate tax at one Property.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of National Housing Trust Limited Partnership management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1—Certification of Chief Executive Officer Dated November 19, 2003

Exhibit 31.2—Certification of Chief Financial Officer Dated November 19, 2003

Exhibit 32.1—Certification of Chief Executive Officer Dated November 19, 2003

Exhibit 32.2—Certification of Chief Financial Officer Dated November 19, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership (Registrant)

Date November 19, 2003	By:	/s/ James A. Bowman
James A. Bowman, President and Chief Executive Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership

Date November 19, 2003	By:	/s/ Susan E. Basting
Susan E. Basting, Treasurer and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership