Form 10-K
period 2003-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2004-04-14
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

There is no public market for sale of the Units. There have been only sporadic private sales. Management believes that any calculation of the aggregate market value of the Units based on such sales would not be meaningful and could be misleading.

The Exhibit Index is located on page 33 of this Report.

This Report contains 47 pages.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

2003 FORM 10-K ANNUAL REPORT

FORM 10-K AVAILABLE

A copy of the National Housing Trust Limited Partnership 2003 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

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

After completion of the public offering, the Investment Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the low-income housing tax credit (“LIHTC”) established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of HUD, the Rural Housing Service of the U.S. Department of Agriculture (RHS), or various state and local housing finance agencies.

Although the stated purpose of the Investment Partnership is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships, which acquire, maintain, operate and dispose of low-income housing developments, currently the focus of the Investment Partnership is disposition of the Properties as they reach the end of their tax compliance period. See discussion under the headings “General Disposition Information” and “Current Dispositions” of Item 7.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 2	PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. Over the course of the past six years, several Operating Partnerships have been liquidated, consolidated or dissolved. These Operating Partnerships, and the states in which their respective Properties are located, the number of units and the number of occupied units as of December 31, 2003, are listed below:

Partnership Name	State	Number of Units	Occupancy of Units
Aspen NHT Apartments Company Limited Partnership	Michigan	48	**
Birch Lake NHT Apartments Company Limited Partnership	Michigan	48	47
Century Place NHT Apartments Company Limited Partnership	Michigan	96	95
Glendale NHT Apartments Company Limited Partnership	Michigan	28	25
Lakeside NHT Apartments Company Limited Partnership	Michigan	64	60
Park Terrace NHT Apartments Company Limited Partnership	Michigan	48	48
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	0	***
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	128	124
RP Limited Dividend Housing Association Limited Partnership	Michigan	245	225
YM Limited Dividend Housing Association Limited Partnership	Michigan	153	147
Bingham Terrace Limited Partnership	Ohio	56	53
Griggs Village Limited Partnership	Ohio	44	44
Hebron Village Limited Partnership	Ohio	40	36
Melrose Village I Limited Partnership	Ohio	56	47
Stygler Village Limited Partnership	Ohio	150	****
Summit Square Limited Partnership	Ohio	152	150
Washington Court House I Limited Partnership	Ohio	60	58
Wildwood Village I Limited Partnership	Ohio	94	90
Wildwood Village II Limited Partnership	Ohio	86	86
Wildwood Village III Limited Partnership	Ohio	92	91
W-C Apartments Limited Partnership	Oklahoma	64	58
W-G Apartments Limited Partnership	Oklahoma	47	47
W-P Apartments Limited Partnership	Oklahoma	76	74
W-R Apartments Limited Partnership	Oklahoma	76	74
Coal Township Limited Partnership	Pennsylvania	101	100
Hazelwood Limited Partnership	Pennsylvania	100	99
Mahanoy Limited Partnership	Pennsylvania	125	123
West Allegheny Partners Limited Partnership	Pennsylvania	46	42
Springchase Apartments Limited Partnership	Texas	164	*
Trinidad Apartments Limited Partnership	Texas	124	*
St. Martins Associates	Washington	53	****

*	These two Operating Partnerships lost their Properties in a December 1997 foreclosure sale; therefore, the year-end occupancy is listed as -0-. These Operating Partnerships were liquidated in 1998, having paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to Unit holders. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership was dissolved in 2003.

**	This Property was sold in November 2001, therefore, the year-end occupancy is listed as -0-.

***	This Property merged with Traverse Woods II on August 29, 2002, therefore, the year-end occupancy is listed as -0-.

****	These Properties were sold in December, 2003; therefore, the year-end occupancy for 2003 is listed as -0-.

Note the above Properties are encumbered by substantial debt (see MD&A, Notes 3 and 4, and Schedule III for more details).

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 2003, there were approximately 1,100 registered holders of units of limited partnership interest in NHTLP (“Units”). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not anticipate that the Investment Partnership will distribute cash to holders of Units in circumstances other than refinancing or disposition of the Investment Partnership’s investments in the Operating Partnerships. In addition, in Management’s judgment, upon sale of many of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders’ tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 6	SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its Operating Partnerships.

(In thousands, except per Unit data)	Years Ending December 31,
	2003	2002	2001	2000	1999
Combined Statement of Operations Data:
Revenues	$12,827	$12,524	$12,707	$12,293	$12,172
Expenses (2)	(10,612)	(10,640)	(10,205)	(9,592)	(12,546)
Depreciation and amortization	(2,345)	(2,611)	(2,602)	(2,723)	(2,833)

Income (loss) from rental operations	(130)	(727)	(100)	(22)	(3,207)

Other revenues and expenses
Interest income	99	129	262	265	232
Interest expense	(3,690)	(3,716)	(3,784)	(3,649)	(3,542)

Loss before extraordinary gain	$(3,721)	$(4,314)	$(3,622)	$(3,406)	$(6,517)
Gain on Sale of Rental Property	2,513	—	251	—	—

Net loss	$(1,208)	$(4,314)	$(3,371)	$(3,406)	$(6,517)

Loss per unit before extraordinary gain	$(3.67)	(4.25)	(3.57)	(3.36)	(6.42)
Gain on Sale of Rental Property	2.48	—	.25

Net loss per Unit	$(1.19)	$(4.25)	$(3.32)	$(3.36)	$(6.42)

	2003	2002	2001	2000	1999
Combined Balance Sheet Data:
Total assets (2)	$42,395	$49,665	$52,361	$54,393	$56,442

Term debt (1)	$67,599	$74,226	$73,076	$72,152	$71,104

Partners’ capital	$(30,221)	$(29,013)	$(24,699)	$(21,328)	$(17,922)

Cash dividends declared per Unit	$ None	$ None	$ None	$ None	$ None

(1)	Includes current maturities of term debt.

(2)	Expenses in 2002 and 1999 include impairment losses of $284,000, and $3,111,000, which also reduced Total Assets.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in 31 Operating Partnerships. The 31 Operating Partnerships that were acquired owned low-income housing developments eligible for the low-income housing tax credit. One of the Properties was also eligible for the historic rehabilitation tax credit. The 31 acquisitions occurred from October 1988 through March 1990.

Each Operating Partnership’s Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for at least 15 years before it can be sold. The Properties are being sold starting in the years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the Unit holders. The LIHTCs are allocated to the Unit holders for 10 years after a Property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be approximately $ .04 of credit per unit in 2004.

In certain respects government-assisted housing complexes differ from conventional housing complexes. The differences include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental assistance agency, (c) compliance with the HUD regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those rules and regulations are interpreted.

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

Because most of the Properties are reaching the end of their respective compliance periods, the focus of the Investment Partnership is disposition of these Properties. Any disposition is subject to varying degrees of risk which are discussed under the heading “General Disposition Information”.

Properties

As of December 31, 2003, average occupancy of the Properties was 96.14%.

The financial performance of the Operating Partnerships will be impacted by the competition from comparable properties in their local market areas. The occupancy levels achievable at the Properties and the rental rates at the non-subsidized Properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Operating Partnerships in the future and, in particular, subsequent to the expiration of any existing subsidy agreements.

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

A MIO Plan is ordinarily required to be a 6-month plan; however, owing to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002; HUD has accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicates that $414,000 needs to be invested immediately to correct deficiencies. In April 2003 HUD Chicago gave written notice that Research Park has been removed from Enforcement.

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

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park as of October 2002. Operationally, the Property is improving although still operating at a cash flow deficit, largely because of costs related to the turnover of vacant units and higher utility costs. Two of the three months in the fourth quarter of 2003 had positive net operating income; however, operating cash flow is still projected to average a negative $8,000 per month. Occupancy rates appear to be stabilizing at around 93%.

As of December 31, 2003, the Partnership has contributed approximately $490,000 for HVAC repairs and replacement, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits.

In an effort to resolve outstanding issues, the managing general partner of the Operating Partnership has been negotiating a purchase and sales agreement with MHT Housing, Inc., a Michigan nonprofit corporation, for the sale of the general partner’s interest in the Research Park Operating Partnership and the Young Manor Operating Partnership also located in Detroit. The agreement is also expected to confer on MHT Housing, Inc. or an affiliate, an option to purchase both Properties at the end of the compliance period (December 31, 2004) for the value of the debt at that time. The managing general partner of the Operating Partnership has received MSHDA’s approval of the terms of the sales which would involve the assumption of certain debt and MSHDA’s forgiveness of other debt and would not produce any cash for the Operating Partnership or the Investment Partnership. HUD currently has refused to grant a waiver related to Rental Assistance Program subsidy. Without the subsidy, the re-finance is not feasible. Therefore, the Managing General Partner is working with potential buyers to explore other options. Such options potentially will not be carried out until 2005, after the end of the tax credit compliance period. Upon any sale, depending on the amount of debt that MSHDA forgives, the amount of ordinary income to the Unit holders could be significant. If the Unit holders have suspended passive losses, however, such passive losses may be available to offset some or all of the cancellation of indebtedness income from the Research Park Operating Partnership and the Young Manor Operating Partnership. Each Unit holders’ tax situation may be different and there can be no assurance that the final plan of restructuring will not result in further adverse tax consequences.

In addition to the original plan of the sale of the general partner interest and additional sale options being explored, the General Partner has been negotiating with the trade payable creditors to accept reduced payments. As of December 31, 2003, negotiations with creditors have been concluded. Payables incurred during the period of the previous management company have been reduced to $153,000 through payments from the Investment partnership’s reserves and agreement with trade creditors for the reduction of debt. Currently trade payables have grown due to the operations continuing with impaired cashflow to $309,000 at December 31, 2003.

If operations continue on with impaired cash flow, then the financial feasibility of the Property is doubtful and a foreclosure of the mortgage by MSHDA may occur. The foreclosure and dissolution of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits and no cash would be available for distribution to the Unit holders. At this time, there is no assurance as to how these matters will be resolved.

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The Property has not adequately funded reserves for taxes, insurance and replacement reserves. As of December 2001, the Property was deficient in the payment of real estate taxes and received advances from Rural Development to pay the delinquent taxes. As a result, the Property is in technical default of the loan agreement and may receive a “Notice of Acceleration of Debt” from the Rural Housing Service. Currently the rental assistance payments due the Partnership are being withheld to apply to the advances from Rural Development. The managing general partner of the Operating Partnership has been working with the Rural Housing Service to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As part of a work-out strategy, the managing general partner has entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s must be bonded. The bonds must cover 58 months beyond the 15-year compliance period. A LIHTC recapture bond is in process, but the price of the bond to be paid out of the sale proceeds has yet to be determined and will vary depending on the sale date of the Property. The goal is to close on the sale of the Property early in 2004. The Property continues to experience cash flow difficulties.

A Scottsville, Michigan Property

A Scottsville, Michigan Property has experienced cash flow difficulties and was unable to fund its replacement reserve as required by the Rural Housing Service, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with Rural Housing Service to attempt to resolve these problems. Taxes are currently behind $18,000, the total amount due for 2003. The Property plans to pay $11,000 toward the tax balance by the end of the first quarter 2004.

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

Since these projects have reached the end of their compliance periods, the Managing General Partner plans to acquire them for prices supported by appraisals.

Other Property Issues

As of December 31, 2003, seven other Properties have cash flow difficulties as the Properties’ rents have not increased as much as expenses. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating, utility or insurance expense can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

The two Operating Partnerships that owned Traverse Woods I and Traverse Woods II merged in 2002. This was undertaken principally to combine replacement reserves for capital improvements at the two Properties. The merger should have no effect to the Investment Partnership Unit holders.

Disposition of Properties

Of the 31 original Operating Partnerships, five have been liquidated or sold. Two reached the end of their compliance period December 31, 2002. Twelve Properties reached the end of their compliance period December 31, 2003. Thirteen reach the end of their compliance period December 31, 2004. One final Property reaches the end of its compliance period December 31, 2005. Work is ongoing to formulate and implement a plan for the sale and disposition of each of these Properties, in accordance with the Partnership Agreements of their respective Operating Partnerships. Consultants and experts in this field have been engaged to help formulate appropriate disposition strategies.

Prior Dispositions

The two Operating Partnerships that were liquidated in 1998 as a result of bankruptcy paid remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. As Investment Partnership liabilities were in excess of assets and available cash, no distributions were made to the Unit holders.

One Operating Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. As Partnership liabilities were in excess of assets and available cash, no distributions were made to the Unit holders.

General Disposition Information

The focus of the Investment Partnership is currently disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to the Investment Partnership’s ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as those in which the Investment Partnership has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties’ marketability.

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

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine have purchase money notes held by the qualified non-profit entities that originally sold such Properties. There is a risk of recapture of tax credits for non-corporate Unit holders in the event those purchase money notes are not repaid as required by federal tax law. At this time, it appears that the value of the Properties will not produce sufficient sales prices to repay these notes. In addition, disposition of these assets is a complicated process requiring the approvals of partners, lenders and government agencies.

The Investment Partnership has been advised by its consultants that under federal tax law, the purchase money notes referred to above should be repaid within 90 days of the end of the compliance period. This may not be enough time to complete the sale and repayment of the purchase money notes, even if a willing purchaser can be found that will offer a sufficient amount of cash to repay the purchase money notes. Because of the complexity of these sales and the uncertainty in the applicable rules that govern them, the General Partner is conferring with outside consultants and may request guidance from the IRS. If the purchase money notes can not be repaid as required under federal tax law, there may be tax credit recapture to Unit holders. Although, as noted, there is uncertainty as to the potential tax credit recapture related to these purchase money notes, if all of the purchase money notes were not repaid as required by federal tax law, the tax credit recapture with interest and penalties for affected Unit holders could be as much as $3.07 per unit.

Current Dispositions

One Property located in Columbus, Ohio was sold in December 2003. Its compliance period ended December 31, 2002. The land owner exercised its right of first refusal. Through a process of appraisals, third party bids and a fairness opinion, the sale price and value of the Property were determined to be less than the outstanding debt. There was no cash available for distribution and no distributions were made to the Unit holders. The sale was complete, the purchase money note paid and the project transferred on December 5, 2003. This Property had a purchase money note from a non-profit organization, as described above, which was not able to be repaid within the ninety days of the end of the compliance period. The General Partner has worked with the Managing General Partner of the Operating Partnership and consultants to pursue all available options that are in the best interest of the Unit holders.

However there will be recapture for some Unit holders of some credits previously taken. At December 31, 2003, the scope of recapture is still being evaluated by the consultants.

Another Property located in Seattle, Washington was sold December 31, 2003. Its compliance period ended in December 2002. After an analysis of the potential sales price and the outstanding debt on the Property, it was determined that there was no excess value in the Property and it should be sold for the outstanding debt. Therefore the Supervisory General Partner and Investment Partnership assigned their respective interest in the Operating Partnership to the sole member of the Managing General Partner, the entity with the right of first refusal. This transfer was done with the approval of the loan holder and the Housing Authority of the city of Seattle. There was no cash in excess of assets and no distributions were made to the Unit holders.

Pending Dispositions

One Property located in Greenville, Michigan has Unit holder approval for a sale. If the sale is completed, as expected, in spring 2004, the tax credits will be bonded. See the explanation above for more Property information.

Two Properties located in Detroit, Michigan have Unit holder approval for a sale of the general partner interest and ultimate sale of the Properties to the new general partner upon completion of the tax credit compliance period in December 2004. It is unclear at this time whether this plan will be executed or whether the Properties will be able to remain solvent through the end of the 2004 year, the compliance period. The General Partner is working to maintain the investors’ credits and formulate a plan to sell the Properties for the best price available. See the explanation above for more Property information.

Eight Properties located in Ohio reached the end of their compliance period in December 2003. NHT, Inc. the Supervisory General Partner of each of the Operating Partnerships for these Properties has contacted the Managing General Partner of each of these Operating Partnerships to obtain its plan of sale, which may include a bid process and/or appraisal. These Properties have non-profit purchase money notes as described above. The Managing General Partner and Supervisory General Partner have unsuccessfully attempted to arrange payment terms with the note holder. The value of the Properties based on appraisals and other third party consultant analysis are not sufficient to pay off the notes. As a result, the purchase money notes were not paid off within the 90-day period as required by the Internal Revenue Service. For some investors this may cause recapture of a portion of the tax credits previously taken. The General Partner is working with outside consultants in this field to determine the scope of the recapture.

Four Properties located in Oklahoma reached the end of their compliance period December 2003, the General Partner has contacted the managing general partner to find out their plan of disposition. The General Partner will follow the process outlined in the partnership agreements and work to find a willing purchaser and complete the sale for the best possible price. It is possible that the Managing General Partner may want to purchase these properties for an established value as set by an independent appraisal process.

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from Investment Partnership reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the Property, any one of which could have material adverse tax consequences to a Unit holder, including a partial recapture of previously allocated LIHTCs.

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

The Operating Partnerships own eight Properties whose Section 8 contracts will expire in fiscal 2004 and are not subject to optional renewal by the owner. The General Partner expects all of these Properties will be renewed by HUD at current levels until at least the end of the fiscal year 2004, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

At December 31, 2003 restricted cash was $3,377,000. The restricted cash was composed of the Investment Partnership reserve of $8,000 and Operating Partnership reserves of $3,369,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2003 the General Partner voluntarily deferred payment of $1,790,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The 2003 net loss of $1,208,000 decreased by 72.0% from the 2002 net loss of $4,314,000, while the 2002 net loss increased by 28.0% from the2001 net loss of $3,371,000. The reasons for the differences are discussed below.

In 2003, a gain on the sale of two rental Properties of $2,378,000 and $135,000 was recorded as a result of the sale of a Property in Columbus, Ohio and a Property in Seattle, Washington.

In 2002, an impairment loss was recorded for an Ohio Property of $284,000.

A gain on the sale of rental Property of $251,000 was recorded as a result of the sale of a Property in Gaylord, Michigan during 2001.

During 2003, 2002 and 2001, total revenue was $12,827,000, $12,524,000, and $12,707,000, respectively. Total revenues increased $303,000 (2.4%) in 2003 as compared to 2002 and decreased $183,000 (1.4%) in 2002 compared to 2001.

Total expenses exclusive of depreciation, interest and impairment loss for 2003, 2002, and 2001 were$10,612,000, $10,356,000, and $10,205,000, respectively. The $256,000 (2.5%) increase in expenses between 2003 and 2002 reflects an increase in utilities and a decrease in management fees and operating and maintenance expenses. The $151,000 (1.5%) increase in expenses between 2002 and 2001 was primarily related to an increase in operating and maintenance expenses and taxes and insurance and a decrease in management fees and utilities. The expenses with the largest fluctuations between 2003 and 2002 were utilities with an increase of $303,000 (19.3%), management fees with a decrease of $66,000 (6.0%), operating and maintenance with a decrease of $61,000 (2.0%). The expenses with the largest fluctuations between 2002 and 2001 were operating and maintenance with an increase of $72,000 (2.4%), taxes and insurance with an increase of $229,000 (12.8%), management fees with a decrease of $106,000 (8.8%), and utilities with a decrease of $111,000 (6.6%).

The increase in utilities in 2003 relates to an increase in propane gas expense at four Midwestern Properties. The decrease in management fees relates to two Properties whose property management fees decreased and four Properties not able to pay incentive management fees. The decrease in operating and maintenance expense relates to two Properties with major renovation projects in 2002 that increased operating and maintenance expense in 2002 and created a large variance in that expense for 2003.

The increase in operating and maintenance expenses in 2002 relates to additional repairs and maintenance on the Detroit, Michigan Property and the two Petoskey, Michigan Properties. The increase in taxes and insurance in 2002 is attributable to the overall price increase in insurance. The decrease in management fees relates to some Properties not being able to pay an incentive management fee in 2002. The decrease in utilities is reflective of the slight decrease in utility prices overall.

In recent years rental income, after the HUD rent adjustments, has not been increasing at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the combined operations of the Investment Partnership and the Operating Partnership. However, rent levels of the Properties are generally limited by the requirements of the low-income housing tax credit and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the combined financial statements included in this report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the combined financial statements.

•	Registrant combines its Operating Partnerships and eliminates intercompany transactions.

•	If the carrying value of a property exceeds the estimated amount recoverable through future operations on an undiscounted basis, registrant records a property at the lower of its carry value or its estimated fair value.

Recent Accounting Pronouncements

In November 2002 the Financial Accounting Standard’s Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Partnership’s combined financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN46-R). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. The adoption of FIN 46 will not have a material effect on the Partnership’s combined financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its Operating Partnerships as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are listed below and included on pages 17 through 30 of this report.

INDEPENDENT AUDITORS’ REPORT

To the Partners

National Housing Trust Limited Partnership

We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its Operating Partnerships (the “Partnership”) as of December 31, 2003 and 2002 and the related combined statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003 and the financial statement schedules as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain of the Operating Partnerships, which statements reflect total assets of $28,071,216 and $2,322,208 at December 31, 2003 and 2002, and total losses of $2,082,766, $110,907, and $1,626,881 for each of the three years in the periods ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its Operating Partnerships at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Furthermore, in our opinion, based on our audits and the reports of other auditors, the financial statement schedules as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, referred to above, when considered in relation to the combined financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We and other auditors have also audited the information included in the related financial schedule listed in Form 10-K item 15(a) of National Housing Trust Limited Partnership. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

REZNICK FEDDER & SILVERMAN

Bethesda, Maryland

March 31, 2004

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, DECEMBER 31, 2003 AND 2002

(In Thousands)

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$808	$993
Tenants’ security deposits	368	382
Mortgage escrow deposits	811	603
Prepaid expenses and other assets	1,083	1,111

Total current assets	3,070	3,089

Restricted cash	3,377	5,436

Rental property held for sale (Note 1)	1,795	1,795

Rental property (Notes 1 and 3):
Buildings and improvements	59,324	66,153
Furniture and equipment	2,646	2,573

	61,970	68,726
Less accumulated depreciation	30,914	32,478

	31,056	36,248
Land	3,097	3,097

	34,153	39,345

Total assets	$42,395	$49,665

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	December 31
	2003	2002
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt (Note 3)	$21,187	$6,825
Accounts payable and accrued expenses	4,237	3,773
Rents received in advance	102	63
Deposits held	421	412
Accrued interest, mortgage notes payable	257	204

Total current liabilities	26,204	11,277

Long-term debt, less current maturities (Note 3):
Mortgage notes payable	27,196	31,017
Promissory notes, including accrued interest payable of $8,735 and $16,973	19,216	36,384

	46,412	67,401

Partners’ deficit:
General Partners:
NHT, Inc.	(36)	(35)
Other operating General Partners	(264)	(251)
Limited partners:
Issued and outstanding 1,014,668 investment units	(29,921)	(28,727)

	(30,221)	(29,013)

Total liabilities and partners’ deficit	$42,395	$49,665

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands, except per Unit Amounts)

	YEARS ENDED DECEMBER 31
	2003	2002	2001
Revenues (Notes 4):
Rental revenues	$12,462	$11,942	$12,250
Other income	365	582	457

Total revenues	12,827	12,524	12,707

Expenses:
Administration	2,341	2,296	2,237
Operating and maintenance	2,968	3,029	2,957
Management fees, including $692, $762 and $848 to affiliates (Note 2)	1,035	1,101	1,206
Partnership asset management fees, affiliates (Note 2)	343	339	332
Utilities	1,876	1,573	1,684
Taxes and insurance	2,049	2,018	1,789
Depreciation and amortization	2,345	2,611	2,602
Impairment loss (Note 1)	—	284	—

Total expenses	12,957	13,251	12,807

Loss from rental operations	(130)	(727)	(100)

Other revenues and (expenses):
Interest income	99	129	262
Interest expense	(3,690)	(3,716)	(3,784)

Loss before gain on sale of rental property	(3,721)	(4,314)	(3,622)
Gain on sale of rental property	2,513	—	251

Net loss	$(1,208)	$(4,314)	$(3,371)

Loss per limited partnership unit before gain on sale of rental property	$(3.67)	$(4.25)	$(3.57)
Gain on sale of rental property per limited partnership unit	2.48	—	0.25

Net loss per limited partnership unit	$(1.19)	$(4.25)	$(3.32)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF PARTNERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	GENERAL PARTNERS’ INTEREST		LIMITED PARTNERS’ INTEREST			TOTAL
	NHT, Inc.	Other General Partners	Investment Partnership	Operating Partnerships	Total	Partners’ Deficit
Balances as of December 31, 2000	$(27)	$(175)	$573	$(21,699)	$(21,126)	$(21,328)
Allocation of net loss	(3)	(33)	(37)	(3,298)	(3,335)	(3,371)

Balances as of December 31, 2001	$(30)	$(208)	$536	$(24,997)	$(24,461)	$(24,699)
Allocation of net loss	(5)	(43)	(47)	(4,219)	(4,266)	(4,314)

Balances as of December 31, 2002	$(35)	$(251)	$489	$(29,216)	$(28,727)	$(29,013)
Allocation of net loss	(1)	(13)	(13)	(1,181)	(1,194)	(1,208)

Balances as of December 31, 2003	$(36)	$(264)	$476	$(30,397)	$(29,921)	$(30,221)

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,208)	$(4,314)	$(3,371)
Adjustments to reconcile net loss
To net cash provided by operating activities:
Depreciation and amortization	2,345	2,611	2,602
Impairment loss	—	284	—
Gain on sale of rental property	(2,513)	—	(251)
Accrued interest on promissory notes	2,106	2,248	2,115
Changes in operating assets and liabilities:
(Increase) decrease in deposits, prepaids and other assets	(357)	52	(251)
Increase in accounts payable and accrued expenses	538	527	475
Increase (decrease) in other current liabilities	153	(60)	(8)

Net cash provided by operating activities	1,064	1,348	1,311

Investing activities:
Additions to buildings, furniture and equipment	(839)	(1,300)	(523)
Reductions from (addition to) restricted cash, net	634	1,034	(408)
Proceeds from sale of rental property	—	—	54

Net cash used for investing activities	(205)	(266)	(877)

Financing Activities:
Additions to term debt	37	122	5,212
Payments of term debt	(1,081)	(1,218)	(5,497)

Net cash used for financing activities	(1,044)	(1,096)	(285)

Increase (decrease) in cash and cash equivalents	(185)	(14)	149
Cash and cash equivalents, beginning of year	993	1,007	858

Cash and cash equivalents, end of year	$808	$993	$1,007

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,797	$1,837	$1,657

Significant non-cash investing and financing activities:

In conjunction with the sale of rental property in 2001, the following assets and liabilities were transferred to the purchaser; deposits, prepaids, and other assets of $28,346, restricted cash of $14,561, rental property held for sale of $718,347, accounts payable and accrued expenses of $47,000, other current liabilities of $5,000, and mortgage payable of $900,942.

In conjunction with the sale of rental properties in 2003, the following assets and liabilities were transferred to the purchasers. For the Ohio property; deposits, prepaids, and other assets of $188,950, restricted cash of $1,278,741, rental property held for sale of $2,424,639, accounts payable and accrued expenses of $39,838, other current liabilities of $109,781 and mortgage payable of $6,406,951. For the Washington property, deposits, prepaids, and other assets of $114,065, restricted cash of $141,289, rental property held for sale of $1,022,076, accounts payable and accrued expenses of $30,491, other current liabilities of $8,372, and mortgage note payable of $1,460,820.

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1.	Summary of the Organization and Its Significant Accounting Policies:

National Housing Trust Limited Partnership, a Delaware limited partnership (the “Investment Partnership” or the “Partnership”) was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships (“Operating Partnerships”). NHT, Inc. (The “General Partner” or “NHT, Inc.”) serves as a General Partner of the Investment Partnership and holds a .1%—1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the “Partnerships”.

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

The Operating Partnerships acquire, maintain and operate low-income housing developments that are eligible for and have been allocated the low-income housing tax credit established by the Tax Reform Act of 1986. Each housing project is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of HUD, the Rural Housing Service, or various state/local housing finance agencies. Under the terms of the regulatory agreements executed in connection with obtaining the mortgage loans, the Operating Partnerships are regulated as to rental charges, operating methods and cash distributions to partners.

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

After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 2003, 2002, or 2001. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998 paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to the holders of Units of limited partnership interest in the Investment Partnership (the “Unit holders”). The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership was dissolved in 2003. The Aspen NHT Apartment Company Limited Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Investment Partnership. No distributions were made or expected to be made to the Unit holders. St. Martins Associates Limited Partnership and Stygler Village Limited Partnership reached the end of their compliance periods in 2002 and were sold in 2003. Liabilities were in excess of any assets; therefore, no cash was generated to be distributed.

Annual distributions, if any, from the Operating Partnerships are limited under the terms of various agreements with governmental agencies. Any cash available for distribution from the Operating Partnerships will be distributed 98.9% to the Investment Partnership and 1.1% to the General Partners. Any Investment Partnership net income (loss), or cash available for distribution will be distributed 98.9% to unit holders and 1.1% to NHT,

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

Summary of the Organization and Its Significant Accounting Policies (continued):

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

DECEMBER 31, 2003, 2002 AND 2001

Partnership Name (continued):

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

Restricted Cash:

Restricted Cash consisted of Operating Partnerships’ Property reserves of $3,369,000 and $5,239,000 in 2003 and 2002, respectively and Investment Partnership reserves of $8,000 and $197,000 in 2003 and 2002, respectively.

Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual Properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available for repairs and other expenditures, which may be needed for the designated property. At December 31, 2003 and 2002, these assets were maintained in demand deposit accounts with various financial institutions.

Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships’ property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 2003 and 2002 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposits and money market accounts.

The carrying amount of reserves approximated market value at December 31, 2003 and 2002.

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

Rental Property Held for Sale:

Rental property held for sale at December 31, 2003 and 2002 consists of one Property which has signed a purchase agreement subject to a number of conditions including the consent of the seller’s limited partners. The Property is valued at approximately $1,795,000, the lower of the carrying amount or the fair value less estimated costs to sell. The Operating Partnerships discontinue the recognition of depreciation on the rental property when the rental property is considered held for sale.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

Income Taxes:

The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership’s taxable loss. During 2003, 2002, and 2001, low-income housing tax credits of $39,000, $39,000, and $202,000, respectively, were generated by the Investment Partnership.

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

The other financial instruments in which the Partnerships have an interest are the various term debt related to the Properties owned by the Operating Partnerships. The debt consists of (1) mortgage debt provided by and or insured by agencies such as Rural Housing Service (“RHS”), The Department of HUD, and various state housing authorities, and (2) promissory notes. The promissory notes, a substantial portion of which are collateralized by second mortgages, generally provide for repayment only from cash flow or refinancing of the related Properties. In addition, the debt agreements contain various restrictions including limiting annual distributions to partners and requiring the rental of units to low-income individuals and/or families. Accordingly, management has determined that there is not a meaningful market for debt with the provisions as described above, and given the unique aspects of the debt, believes that determining a reasonable estimate of fair value would not be practicable without incurring excessive costs.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

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

Recent Accounting Pronouncements:

In November 2002 the Financial Accounting Standard’s Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Partnership’s combined financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN46-R). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. The adoption of FIN 46 will not have a material effect on the Partnership’s combined financial statements.

2.	Related Party Transactions:

Administrative Services:

The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

Management Fees, including Affiliates:

General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged; the amount of such fees, including incentive management fees, was $692,000, $762,000, and $848,000 in 2003, 2002, and 2001, respectively, including $0, $38,000 and $61,000 in 2003, 2002, and 2001, respectively to an affiliate of NHT, Inc.

Partnership Management Fees, Affiliates:

The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $37,000, $38,000, and $38,000 in 2003, 2002 and 2001, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $307,000, $301,000, and $294,000 in 2003, 2002 and 2001, respectively

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

Partnership Management Fee, Affiliates (continued):

or .5% of the aggregate cost of all Properties acquired by the Operating Partnerships as of December 31, 2003, 2002 and 2001. The supervisory management fees and program management fees totaled $343,000, $339,000, and $331,000 in 2003, 2002 and 2001, respectively. The fees paid in 2003, 2002 and 2001 were $-0-, $-0-, and $100,000 respectively. The balance accrued for these fees was $1,790,000, $1,447,000, and $1,108,000 as of December 31, 2003, 2002 and 2001, respectively.

Land Leases:

Two Operating Partnerships which were sold in December 2003 had upon their original acquisition entered into operating land leases of 51 years and 99 years with affiliates of the general partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and account for the prepaid leases using the interest method.

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

Substantially all of the promissory notes are collateralized by second mortgages on the rental Properties owned by the Operating Partnerships, and are primarily nonamortizing until the Properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as sale or refinancing of a Property. Included in promissory notes was a note and related accrued interest in the amount of $0, and $3,459,000 at December 31, 2003 and 2002, which was due to an affiliate of the General Partner.

Estimated principal payments required on these loans during the next five years and thereafter (in thousands) at December 31, 2003 are as follows:

2004	$21,187
2005	10,829
2006	2,401
2007	1,465
2008	3,904
Thereafter	27,813

$67,599

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

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

The Operating Partnerships received approximately $6,692,000, $6,355,000 and $6,277,000 of rental assistance payments from HUD for the years ended December 31, 2003, 2002 and 2001, respectively, which represents 52.2%, 50.7% and 49.4% of the partnerships’ total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

There are 19 Properties with HAP contracts, of which eight have HAP contracts which expire during 2004, the majority of which are on annual or 6 month renewals. Management continues to seek to renew all HAP contracts as they expire.

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

Promissory Notes:

As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related Properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Sixteen of the loans are due in the years 2004 - 2007 (principal and accrued interest of $32,390,000 at December 31, 2003); the remaining loans are due during the years 2030 - 2040 (principal and accrued interest of $4,935,000 at December 31, 2003). All of the loans which are due during the years 2004 - 2006 are due prior to the maturity of the first mortgages on the Properties, which generally mature during the years 2011 - 2019. The General Partner anticipates that the Properties will be sold generally as the promissory notes come due. If the sales do not occur as anticipated, it is not possible to determine at the present time whether there will be sufficient financing available to refinance these loans. As these notes are non-recourse to the Investment Partnership, their ultimate resolution will not impact the ability of the Investment Partnership to continue as a going concern.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

5.	Taxable Loss:

The difference between the 2003 financial statement loss and the tax return loss consists of tax depreciation in excess of book depreciation of $670,000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

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

On December 31, 2003, the partnership sold St. Martins’s Associates Limited Partnership, a Property located in Seattle, Washington. The sales relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $135,000.

On December 5, 2003, the partnership sold Stygler Village Limited Partnership, a Property located in Columbus, Ohio. The sale relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $2,378,000.

On November 29, 2001, the partnership sold Aspen NHT Apartments, a Property located in Gaylord, Michigan. The sale relieved the Operating Partnership of liabilities in excess of assets and created a book gain of $251,000.

7.	Quarterly Financial Information (unaudited):

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Total Revenue	$3,141	$3,173	$3,169	$3,344
Net (Loss)Gain	(1,084)	(850)	(1,046)	1,772
2002
Total Revenue	$3,042	$3,066	$3,050	$3,366
Net (Loss)	(925)	(868)	(728)	(1,793)
2001
Total Revenue	$3,153	$3,129	$3,325	$3,100
Net (Loss)	(978)	(849)	(373)	(1,171)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of December 31, 2003, the Investment Partnership’s General Partner’s Chief Executive Officer and Chief Financial Officer believe the Investment Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Investment Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name	Age	Office	Term Expires
James A. Bowman	49	President, Chief Executive Officer and Trustee	2004
Robert M. Snow	51	Vice President, Secretary and Trustee	2004
Joseph R. Kasberg	51	Assistant Treasurer	2004
Susan E. Basting	42	Chief Financial Officer, Treasurer and Trustee	2004

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

Audit Committee Financial Expert

National Housing Trust Limited Partnership, being a partnership governed by its partnership agreement, has neither a board of directors nor an audit committee. Pursuant to its partnership agreement, all right, power, authority in the management of NHTLP is delegated to, and exercised by, NHT, Inc. as the General Partner, including the power and authority to engage a firm of independent public accountants to review and examine NHTLP’s financial statements. Because the entire economic interest of all partnership units in NHTLP are derived solely from NHTLP’s interests in the Operating Partnerships and their Properties, as a discrete pool of assets, that will be disposed of as they reach the end of their respective tax compliance periods over the next two years (see discussion under Item 1 and under the headings “General Disposition Information” and “Current Dispositions” of Item 7), there is no present intention to change the governance structure.

Code of Ethics

NHT, Inc. as the General Partner exercises its power and authority pursuant to NHTLP’s partnership agreement that includes fiduciary duties and restrictions on activities that is tantamount to a formal written code of ethics. A copy of the partnership agreement can be obtained with a written request to NHT, Inc. 2335 North Bank Drive, Columbus, Ohio 43220.

ITEM 11	EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the offering, various fees and reimbursements are paid to the General Partners and affiliates. The following is a summary of such fees paid or accrued for the years ended December 31, 2003, 2002 and 2001:

Fee or Reimbursement Type	Payee (In thousands)	2003	2002	2001
Property management fees	General Partners of Operating Partnerships	$692	$762	$848
Partnership management fees	NHT, Inc.	$343	$339	$331

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Investment Partnership has not had material transactions or business relationships with NHT, Inc. or its affiliates, except as described in Items 8, 9 and 10.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the annual audit of the financial statements including the review of the 10-K and the quarterly review of the 10-Q were $27,600 for 2003 and $26,400 for 2002.

Audit Related Fees

The aggregate audit related fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements were $4,600 for 2003 and $4,400 for 2002.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $13,800 for 2003 and $13,200 for 2002.

All Other Fees

There were no other fees paid in the past two fiscal years for products and services provided by the principal accountant.

Part IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

1. Financial Statements

The combined financial statements, related notes, and accountant’s report listed below are included herein:

Page
Report of Independent Auditors	17

Combined balance sheets as of December 31, 2003 and 2002	18

Combined statements of operations for the years ended December 31, 2003, 2002 and 2001	20

Combined statements of partners’ deficit for the years ended December 31, 2003, 2002 and 2001	21

Combined statements of cash flows for the years ended December 31, 2003, 2002 and 2001	22

Notes to combined financial statements	23

2. Financial Statement Schedules

Schedule I	37

Schedule III	39

All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K

None.

3.	Exhibits

(a) Exhibits

Exhibit No.	Description

* 3.1	Form of Amended and Restated Agreement of Limited Partnership of the Registrant (attached to the Prospectus as Exhibit A)

* 3.2	Certificate of Limited Partnership of the Registrant.

* 10.1	Escrow Agreement between FirsTier Bank, N.A. and Registrant.

* 10.2	Form of Purchase and Sale Agreement (including form of Purchase Money Note).

* 10.3	Form of Operating Partnership Agreement.

** 10.4	Guarantee Agreement between the Trust and the Partnership.

** 10.5	Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

** 10.6	Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

** 10.7	Letter Agreement between National Church Residences and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by National Church Residences or its affiliates.

** 10.8	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

** 10.9	Letter Agreement between the Trust and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

** 10.10	Letter Agreement between National Church Residences and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

** 10.11	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

*** 10.12(a)	Purchase and Sale Agreement, with amendments, by and among Willow Creek Apartments, Ltd., Willow Park Apartments, Ltd., Willow Garden Apartments, Ltd. and Willow Rock Apartments, Ltd., and the March Company dated May 6, 1988.

*** 10.13(a)	Operating Partnership Agreement for W-R Apartments, L.P., dated March 2, 1989.

*** 10.12(b)	Purchase and Sale Agreement with amendments, by and among Trinidad Apartments, and Springchase Apartments.

*** 10.13(b)	Operating Partnership Agreement for Trinidad Apartments and Springchase Apartments.

*** 10.12(c)	Purchase and Sale Agreement with amendments, by and among Melrose Village.

*** 10.13(c)	Operating Partnership Agreement for Melrose Village, Limited Partnership, dated December 1, 1989.

*** 10.12(d)	Purchase and Sale Agreement with amendments, by and among Aspen Apartments.

*** 0.13(d)	Operating Partnership Agreement for Aspen NHT Apartments Limited Partnership, dated December 28, 1989.

*** 10.12(e)	Purchase and Sale Agreement with amendments, by and among Bingham Terrace Apartments.

*** 10.13(e)	Operating Partnership Agreement for Bingham Terrace Limited Partnership, dated December 29, 1989.

*** 10.12(f)	Purchase and Sale Agreement with amendments, by and among Coal Township Elderly, Hazelwood Apartments, and Mahanoy Elderly.

*** 10.13(f)	Operating Partnership Agreement for Coal Township Elderly, Hazelwood Apartments, and Mahanoy Elderly dated December 29, 1989.

*** 10.12(g)	Purchase and Sale Agreement with amendments, by and among Research Park and Young Manor.

*** 10.13(g)	Operating Partnership Agreement for RP Limited Dividend Housing Association Limited Partnership and YM Limited Dividend Housing Association Limited Partnership, dated December 31, 1989.

**** 10.12(h)	Purchase and Sale Agreement with amendments, by and among West Allegheny Partnership, L.P.

**** 10.13(h)	Operating Partnership Agreement for West Allegheny Partnership, L.P., dated March 27, 1990.

Exhibit 31.1	Certification of Chief Executive Officer Dated April 14, 2004

Exhibit 31.2	Certification of Chief Financial Officer Dated April 14, 2004

Exhibit 32.1	Certification of Chief Executive Officer Dated April 14, 2004

Exhibit 32.2	Certification of Chief Financial Officer Dated April 14, 2004

*	Filed under the identical Exhibit Number in Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 33-15285) and incorporated herein by reference.

**	Filed under the identical Exhibit Number on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

***	Filed under the identical Exhibit Number on Form 8-Ks filed for the 1989 Operating Partnership acquisitions identified in note #1 to the Combined Financial Statements and incorporated herein by reference.

****	Filed under the identical Exhibit Number on Form 8-K filed for the 1990 Operating Partnership acquisition identified in note #1 to the Combined Financial Statements and incorporated herein by reference.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP

Condensed Balance Sheets

	December 31,
	2003	2002
	(In Thousands)
Assets
Current assets:
Cash	$8	$197
Accounts receivable, Operating Partnerships, net of allowance of $482 and $434 in 2003 and 2002	99	180

Total current assets	107	377
Notes receivable, Operating Partnership, net of allowance of $772 and $600 in 2003 and 2002	—	—

	$107	$377

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable, primarily general partner	$1,947	$1,533
Deficit in Operating Partnerships	28,381	27,857
Partners’ Deficit	(30,221)	(29,013)

	$107	$377

Condensed Statements of Operations

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Revenues:
Program management fees from Operating Partnerships	$151	$191	$152
Interest	0	7	20

	151	198	172

Expenses:
Program management fees, general partner	343	339	332
Administrative	405	554	171

	748	893	503

Loss before equity in loss of Operating Partnerships and gain on sale of rental property	(597)	(695)	(331)
Gain on sale of rental property	2,513	—	54
Equity in loss of Operating Partnerships	(3,124)	(3,619)	(3,094)

Net loss	$(1,208)	$(4,314)	$(3,371)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP (CONTINUED)

Condensed Statements of Cash Flows

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
Cash (used)/provided by operating activities	$(24)	$5	$(25)
Investing activities, proceeds from sale of rental property	—	—	54
Financing activities, loans to operating partnership	(172)	(318)	—
Financing activities, distributions from Operating Partnerships, net	7	—	66

Increase (decrease) in cash	$(189)	$(313)	$95

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2003

(1 OF 4)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH DEPRE - CIATION IN LATEST INCOME STATEMENTS IS COMPUTED
PARTNERSHIP NAME	DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENT	IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED
Stygler Village*	Low income housing project Located in Gahanna, Ohio	0		0	0		0	0	0	10/07/88	27 1/2 years
St. Martins*	Low-income housing project Located in Seattle, Washington	0		0	0		0	0	0	1/31/89	27 1/2 years
Willow Creek	Low-income housing project Located in Bartlesville, OK	1,122	123	1,373	188	123	1,561	1,684	804	3/02/89	27 1/2 years
Willow Gardens	Low-income housing project Located in Bartlesville, OK	1,339	94	1,630	160	94	1,790	1,884	928	3/02/89	27 1/2 years
Willow Park	Low-income housing project Located in Bartlesville, OK	1,142	157	1,513	130	157	1,643	1,800	880	3/02/89	27 1/2 years
Willow Rock	Low-income housing project Located in Bartlesville, OK	1,327	148	1,508	331	148	1,839	1,987	910	3/02/89	27 1/2 years
Wildwood I	Low-income housing project Located in Columbus, OH	2,069	123	1,783	109	123	1,892	2,015	1019	12/01/89	27 1/2 years
Wildwood II	Low-income housing project Located in Columbus, OH	1,608	117	1,526	1	117	1,527	1,644	836	12/01/89	27 1/2 years
Wildwood III	Low-income housing project Located in Columbus, OH	2,001	178	1,725	59	178	1,784	1,962	958	12/01/89	27 1/2 years

*	During 2003 this property was sold

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2003

(2 OF 4)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENTS IS COMPUTED
PARTNERSHIP NAME	DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED
Melrose Village	Low income housing project Located in Findlay, OH	1,137	89	983	72	89	1,055	1,144	550	12/01/89	27 1/2 years
Summit Square	Low-income housing project Located in Dayton, OH	3,476	105	3,327	54	105	3,381	3,486	1,838	12/01/89	27 1/2 years
Washington Court House	Low-income housing project Located in Washington CH, OH	1,065	81	932	24	81	956	1,037	523	12/01/89	27 1/2 years
Griggs Village	Low-income housing project Located in Columbus, OH	573	36	610	25	36	635	671	347	12/01/89	27 1/2 years
Hebron Village	Low-income housing project Located in Hebron, OH	685	45	603	(253)	45	350	395	340	12/01/89	27 1/2 years
Birch Lake	Low-income housing project Located in Ludington, MI	743	56	805	68	56	873	929	411	12/28/89	27 1/2 years
*Century Place	Low-income housing project Located in Greenville, MI	2,200	138	1,990	561	138	2,551	2,689	905	12/28/89	27 1/2 years
Glendale	Low-income housing project Located in Scottville, MI	362	27	414	6	27	420	447	217	12/28/89	27 1/2 years
Lakeside	Low-income housing project Located in Cadillac, MI	1,150	76	1,023	296	76	1,319	1,395	628	12/28/89	27 1/2 years

*	During 2002 this property was classified as held for sale.

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2003

( 3 OF 4)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITA- LIZED SUBSEQUENT TO ACQUISITION	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH DEPRE- CIATION IN LATEST INCOME STATEMENTS IS COMPUTED
PARTNERSHIP NAME	DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUM- ULATED DEPRECIATION	DATE ACQUIRED
Park Terrace	Low income housing project Located in Williamston, MI	867	73	1,065	24	73	1,089	1,162	563	12/28/89	27 1/2 years
*Traverse Woods	Low-income housing project Located in Petoskey, MI	0	0	0	0	0	0	0	0	12/28/89	27 1/2 years
Traverse Woods II	Low-income housing project Located in Petoskey, MI	2,329	188	2,787	1,937	188	4,724	4,912	1,754	12/28/89	27 1/2 years
Bingham Terrace	Low-income housing project Located in Cadiz, OH	1,406	16	1,092	390	20	1,482	1,502	466	12/29/89	40 years
Coal Township	Low-income housing project Located in Coal Township, PA	5,015	150	4,511	1,015	150	5,526	5,676	2,636	12/29/89	27 1/2 years
Hazelwood	Low-income housing project Located in Luzerne County, PA	5,831	200	4,379	557	200	4,936	5,136	2,386	12/29/89	27 1/2 years
Mahanoy	Low-income housing project Located in Mahanoy City, PA	5,843	125	5,915	991	125	6,906	7,031	3,401	12/29/89	27 1/2 years
Research Park	Low-income housing project Located in Detroit, MI	13,613	850	9,678	(3,598)	436	6,080	6,516	3,182	12/31/89	27 1/2 years
Young Manor	Low-income housing project Located in Detroit, MI	7,589	400	6,512	275	400	6,787	7,187	3,480	12/31/89	27 ½ years
West Allegheny	Low-income housing project Located in Philadelphia, PA	3,107	50	836	(67)	50	769	819	131	3/27/90	40 Years

	TOTALS	$67,599	$3,645	$58,520	$3,355	$3,235	$61,875	$65,110	$30,093

*	During 2002 this property merged with Traverse Woods II

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2003

(4 OF 4)

(In Thousands)

	December 31
	2003	2002	2001
Real Estate:
Balance at beginning of period:	$71,937	71,014	$71,711
Additions during period:
Improvements	$495	$1,207	$413
Deductions during period *:	(7,322)	(284)	(1,110)

Balance at end of period:	$65,110	71,937	$71,014

Accumulated Depreciation:
Balance at beginning of period:	$31,014	28,988	$26,631
Additions during period:
Depreciation expense	$2,740	2,026	$2,807
Deductions during period:	(3,661)	—	(450)

Balance at end of period:	$30,093	31,014	$28,988

*	Includes deductions for sale of two Properties in 2003.
Includes deductions for impairment loss in 2002.
Includes deductions for sale of Property in 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Housing Trust Limited Partnership By: NHT, Inc. General Partner

Date: April 14, 2004	/s/ James A. Bowman

James A. Bowman, President and Chief Executive Officer, NHT, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* * * * *

Date: April 14, 2004	By /s/ James A. Bowman

James A. Bowman, Trustee President and CEO, NHT, Inc.

* * * * *

Date: April 14, 2004	By /s/ Robert M. Snow

Robert M. Snow, Trustee Vice President and Secretary, NHT, Inc.

* * * * *

Date: April 14, 2004	By /s/ Susan E. Basting

Susan E. Basting, Trustee Chief Financial Officer and Treasurer, NHT, Inc.