Form 10-Q
period 2004-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2004-05-17
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004

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

A DELAWARE LIMITED PARTNERSHIP

March 31, 2004 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

(In Thousands)

ASSETS	March 31 2004	December 31 2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$713	$808
Tenants’ security deposits	372	368
Mortgage escrow deposits	872	811
Prepaid expenses and other assets	1,217	1,083

Total current assets	3,174	3,070

Restricted Cash:	3,487	3,377

Rental property held for sale:	1,795	1,795

Rental property:
Buildings and improvements	59,600	59,324
Furniture and equipment	2,639	2,646

	62,239	61,970
Less accumulated depreciation	(31,502)	(30,914)

	30,737	31,056

Land	3,097	3,097

	33,834	34,153

Total assets	$42,290	$42,395

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

LIABILITIES AND PARTNERS’ CAPITAL	March 31, 2004	December 31 2003
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$21,502	$21,187
Accounts payable and accrued expenses	4,703	4,237
Rents received in advance	113	102
Deposits held	424	421
Accrued interest on mortgage notes payable	197	257

Total current liabilities	26,939	26,204

Long-term debt, less current maturities:
Mortgage notes payable	26,897	27,196
Promissory notes, including accrued interest payable	19,497	19,216

	46,394	46,412

Partners’ deficit:
General Partners:
NHT, Inc.	(37)	(36)
Other Operating General Partners	(272)	(264)

Limited partners:
Issued and outstanding 1,014,668 investment units	(30,734)	(29,921)

	(31,043)	(30,221)

Total liabilities and partners’ capital	$42,290	$42,395

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In Thousands, except per Unit Amounts)

	2004	2003
Revenues:
Rental revenues	$2,833	$3,050
Other income	90	91

Total revenues	2,923	3,141

Expenses:
Administration	430	517
Operating and maintenance	547	682
Management fees	262	245
Partnership asset management fees	86	85
Utilities	564	614
Taxes and insurance	536	562
Depreciation and amortization	588	642

Total expenses	3,013	3,347

Income (loss) from rental operations	(90)	(206)

Other revenues and (expenses):
Interest income	7	29
Interest expense	(739)	(907)

Net loss	$(822)	$(1,084)

Net loss per limited partnership unit	$(0.81)	$(1.07)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In Thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(822)	$(1,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	588	642
Accrued interest on promissory notes	573	585
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(198)	(385)
Increase in accounts payable and accrued expenses	464	278
Increase (decrease) in other current liabilities	(46)	103

Cash provided by operations	559	139

Investing activities:
Additions to buildings, furniture and equipment, net	(269)	(358)
Withdrawals (deposits) to restricted cash, net	(110)	556

Cash used for investing activities	(379)	198

Financing Activities:
Payments of term debt	(275)	(286)

Net cash (used) for, provided by financing Activities	(275)	(286)

Increase (decrease) in cash and cash equivalents	(95)	51

Cash and cash equivalents beginning of year	808	993

Cash and cash equivalents end of period	$713	$1,044

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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Partnership’s 2003 Annual Report on Form 10-K for additional disclosures including a summary of the Partnership’s accounting policies which are not significantly different.

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

Each Operating Partnership’s Property qualifies for the Low Income Housing Tax Credits (“LIHTC”). The LIHTC program was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTCs, the Property must be utilized as a low-income property for 15 years before it can be sold. The Properties are being sold in years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the Unit holders. The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

An analysis of future tax credits anticipated based upon current information and assuming no changes in the Operating Partnerships indicates an estimate of future tax credits for the qualifying Unit holders who received the 1990 acceleration to be approximately $ ..04 of credit per unit in 2004.

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

Properties

As of March 31, 2004, average occupancy of the Properties was 95.6%.

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

A MIO Plan is ordinarily required to be a 6-month plan; however, due to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002, and HUD has accepted the resubmitted MIO Plan. The approved MIO Plan indicates that $414,000 needs to be invested immediately to correct deficiencies. In April 2003, HUD Chicago gave written notice that Research Park had been removed from Enforcement.

In 2002, occupancy remained very low, further impairing cash flow, causing a further increase in the payables and calling into question the continued economic viability of the Property and the Operating Partnership’s ability to continue to make mortgage payments or otherwise defaults on its obligations to MSHDA. MSHDA could foreclose on the Property, causing recapture of tax credits and cancellation of indebtedness income.

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park as of October 2002. Operationally, the Property is improving; although still operating at an operating cash flow deficit.

As of March 31, 2004, the Partnership has contributed approximately $478,000 for HVAC repairs and replacement, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits.

In an effort to resolve outstanding issues, the managing general partner of the Operating Partnership has been negotiating a purchase and sales agreement with MHT Housing, Inc., a Michigan nonprofit corporation for the sale of the general partner’s interest in the Research Park Operating Partnership and the Young Manor Operating Partnership also located in Detroit. The agreement is also expected to confer on MHT Housing, Inc. or an affiliate, an option to purchase both Properties at the end of the compliance period (December 31, 2004) for the value of the debt at that time.

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

In addition to the original plan of the sale of the general partner interest and additional sale options being explored, the General Partner has been negotiating with the trade payable creditors to accept reduced payments. As of December 31, 2003, negotiations with the creditors were concluded. Payables incurred during the period of the previous management company have been reduced to $153,000 through payments from the Investment partnership’s reserves and agreement with trade creditors for the reduction of debt. Currently trade payables have grown due to the operations continuing with impaired cashflow to $378,000 at March 31, 2004.

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

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property has not adequately funded reserves for taxes, insurance and replacement. As of December 2001, the property was deficient in the payment of real estate taxes and received advances from Rural Development to pay the delinquent taxes. As a result, the property is in technical default of the loan agreement and may receive a “Notice of Acceleration of Debt” from the Rural Development Authority. Currently the rental assistance payments due the Partnership are being withheld to apply to the advances from Rural Development. The managing general partner of the Operating Partnership has been working with the Rural Development Authority to resolve the cash flow problems; however, there can be no assurance as to how these matters will be resolved. As part of a work-out strategy, the managing general partner has entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. If the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s must be bonded. The bonds must cover 58 months beyond the 15-year compliance period. A LIHTC recapture bond has been obtained, but the price of the bond to be paid out of the sale proceeds has yet to be determined and will vary depending on the sale date of the property. The goal is to close on the sale of the property late spring 2004. The property continues to experience cash flow difficulties and has deferred maintenance costs.

A Scottsville, Michigan Property

A Scottsville Michigan Property has experienced cash flow difficulties and has been unable to fully fund its replacement reserve required by the Rural Housing Service, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with Rural Housing Service to attempt to resolve these problems. Taxes were behind $18,000, as of December 31, 2003. The Property plans to attempt to pay the total outstanding balance during the second quarter of 2004.

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

Other Property Issues

As of March 31, 2004, eight other Properties have cash flow difficulties as many of the Properties’ rents have not increased as much as expenses. For most of the Properties in the portfolio, any reduction in occupancy or increase in operating utility or insurance expense can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

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

General Disposition Information

The focus of the Investment Partnership is currently disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to the Investment partnership’s ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as those in which the Investment Partnership has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the properties’ marketability.

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

The ownership structure of the Investment Partnership’s investments through Operating Partnerships could adversely impact the timing of the Investment Partnership’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment partnership. Given the limited rights which the Investment partnership has under the terms of the Operating partnership agreement any conflict between the partners could result in delays in completing a sale of the related operating Property and could lead to impairment in the marketability of the Property to third parties for purpose of achieving the highest possible sale price.

On most of the Properties, for these and other reasons, in Management’s judgment, it is likely that proceeds from the disposition and sale of the Properties will not be in excess of the debt financing, liabilities of the Properties, and expenses of the sale. It is thus likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine have purchase money notes held by the qualified non-profit entities that originally sold such Properties. There is a risk of recapture of tax credits for non-corporate Unit holders in the event those purchase money notes are not repaid as required by federal tax law. The disposition of these assets is a complicated process requiring the approvals of partners, lenders and government agencies. In addition, for the majority of these properties, the value of these properties did not produce a sufficient sales price to repay these loans.

The Investment Partnership has been advised by its consultants that under federal tax law, the purchase money notes referred to above should be repaid within 90 days of the end of the compliance period. This may not be enough time to complete a sale and repayment of the purchase money notes, even if a willing purchaser could be found that will offer a sufficient amount of cash to repay the purchase money notes. Because of the complexity of these sales and the uncertainty in the applicable rules that govern them, the General Partner has conferred with outside consultants and may request guidance from the IRS. For the majority of these projects, the purchase money notes could not be repaid as required under federal tax law, and there will be some tax credit recapture to Unit holders. There is uncertainty as to scope of the potential tax credit recapture related to these purchase money notes. If all of the purchase money notes were not repaid as required by federal tax law, the tax credit recapture with interest and penalties for affected Unit holders could be as much as $3.07 per unit.

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

One Property located in Columbus, Ohio was sold in December 2003. Its compliance period ended December 31, 2002. The land owner exercised its right of first refusal. Through a process of appraisals, third party bids and a fairness opinion, the sale price and value of the Property were determined to be less than the outstanding debt. There was no cash available for distribution and no distributions were made to the Unit holders. The sale was complete, the purchase money note paid and the project transferred in December 2003. This Property had a purchase money note from a non-profit organization, as described above, which was not able to be repaid within the ninety days of the end of the compliance period. The General Partner has worked with the managing General partner of the Operating partnership and consultants to pursue all available options that are in the best interest of the Unit holders. However there will be recapture for some Unit holders of some credits previously taken.

Another Property located in Seattle, Washington was sold in December 2003. Its compliance period ended in December 2002. After an analysis of the potential sales price and the outstanding debt on the Property, it was determined that there was no excess value in the Property and it should be sold for the outstanding debt. Therefore the Supervisory General Partner and Investment Partnership assigned their respective interest in the Operating Partnership to the sole member of the Managing General Partner, the entity with the right of first refusal. This transfer was done with the approval of the loan holder and the Housing Authority of the city of Seattle. There was no cash in excess of assets and no distributions were made to the Unit holders.

Pending Dispositions

One Property located in Greenville, Michigan has Unit holder approval for a sale. If the sale is completed as expected, in late spring of 2004, the tax credits will be bonded. See the explanation above for more Property information.

Two Properties located in Detroit Michigan have Unit holder approval for the sale of the general partner interest and ultimate sale of the Properties to the new general partner upon completion of the tax credit compliance period in December 2004. It is unclear at this time whether this plan will be executed or whether the Properties will be able to remain solvent through the end of the 2004 year, the compliance period. The General Partner is working to maintain the investors’ credits and formulate a plan to sell the Properties for the best price available. See the explanation above for more Property information.

Eight Properties located in Ohio reached the end of their compliance period in December 2003. NHT, Inc., the Supervisory General Partner of each of the Operating Partnerships for these Properties has contacted the Managing General Partner of each of these Operating Partnerships to obtain its plan of sale, which may include a bid process and/or appraisal. The Properties have non-profit purchase money notes as described above. The Managing General Partner and Supervisory General Partner have unsuccessfully attempted to arrange payment terms with the note holder. The value of the Properties based on appraisals and other third party consultant analysis are not sufficient to pay off the notes. As a result, the purchase money notes were not paid off within the 90-day period as required by the Internal Revenue Service. For some Unit holders this may cause recapture of a portion of the tax credits previously taken. The General Partner is working with outside consultants in this field to determine the scope of the recapture.

Four Properties located in Oklahoma reached the end of their compliance period December 2003. The General partner has contacted the managing general partner to find out their plan of disposition. The General Partner will follow the process outlined in the partnership agreements and work to find a willing purchaser and complete the sale for the best possible price. It is possible that the Managing General Partner may want to purchase these properties for an established value as set by an independent appraisal process.

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

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

The Operating Partnerships own eight Properties whose Section 8 contracts have or will expire in fiscal year 2004, and are not subject to optional renewal by the owner. The General Partner expects that Section 8 contracts for all of these Properties will be renewed by HUD at current levels until at least the end of fiscal year 2004, although there can be no assurance that HUD will do so. In addition, the Managing General Partner and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner will work with the general partners of the Operating Partnerships to seek to renew all expiring Section 8 contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead, over time, to lower occupancies and lower rents, adversely affecting cash flow. The General Partner is monitoring the development of HUD policy guidance and legislation. The General Partner is unable to predict with certainty the impact of HUD program restructuring on the Operating Partnerships, but it is possible that a restructuring could have a material adverse effect on one or more of the Operating Partnerships, which in turn could have a material adverse effect on the Investment Partnership.

At March 31, 2004 restricted cash was $3,487,000. The restricted cash was composed of the Investment Partnership reserve of $21,000 and Operating Partnership reserves of $3,466,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of March 31, 2004 the General Partner voluntarily deferred payment of $1,876,000 of its supervisory and program management fees. The General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The March 31, 2004 net loss of $822,000 decreased by 24.2% from the March 31, 2003 net loss of $1,084,000, the reasons for the differences are discussed below.

Total revenues decreased $218,000 (7.0%) in 2004 when comparing the three months ended March 31, 2004 and 2003. This primarily relates to the loss of $318,000 of revenues relating to the sale of two properties in December 2003. Without these two properties in the first quarter 2003, revenues increased $100,000 (3.5%).

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2004 and 2003 were $2,425,000 and $2,705,000 respectively. The $280,000 decrease in expenses between 2004 and 2003 primarily relates to the sale of two properties in December of 2003. For the remaining like properties for the three months ended March 31, 2004 and 2003, the expenses exclusive of depreciation and interest decreased by $49,000. The decrease primarily relates to a decrease in operating and maintenance expense of $89,000 (14.0%) and an increase in management fees of $38,000 (16.9%). The decrease of operating and maintenance expense relates to a decrease in security expense at two properties and reduced painting and renovation work done in 2004 as compared to 2003 at several of the properties. The increase in management fees is due to additional administrative fees being paid at two of the properties and an increase of management fees at another property.

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

Critical Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires a Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements included in the Investment Partnership’s 2003 annual report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the financial statements.

•	Registrant combines its Operating Partnerships and eliminates intercompany transactions.

•	If the carrying value of a property exceeds the estimated amount recoverable through future operations on an undiscounted basis, Registrant records a property at the lower of its carrying value or its estimated fair value.

Recent Accounting Pronouncements

In November 2002 the Financial Accounting Standard’s Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Partnership’s consolidated financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003, from the third quarter, the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN46-R). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. The adoption of FIN 46 and FIN 46R will not have a material effect on the Partnership’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of March 31, 2004, the Investment Partnership’s General Partner’s Chief Executive Officer and Chief Financial Officer believe the Investment Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d -15) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 – Certification of Chief Executive Officer Dated May 17, 2004

Exhibit 31.2 – Certification of Chief Financial Officer Dated May 17, 2004

Exhibit 32.1 – Certification of Chief Executive Officer Dated May 17, 2004

Exhibit 32.2 – Certification of Chief Financial Officer Dated May 17, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership
(Registrant)

Date May 17, 2004	By /s/ James A. Bowman
James A. Bowman, President
and Chief Executive Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership

Date May 17, 2004	By /s/ Susan E. Basting
Susan E. Basting, Treasurer
and Chief Financial Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership