Form 10-Q
period 2004-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2004-08-23
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004

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

A DELAWARE LIMITED PARTNERSHIP

June 30, 2004 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

(In Thousands)

	June 30 2004	December 31 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$411	$808
Tenants’ security deposits	325	368
Mortgage escrow deposits	1,061	811
Prepaid expenses and other assets	1,750	1,083

Total current assets	3,547	3,070

Restricted Cash:	3,402	3,377

Rental property held for sale:	0	1,795

Rental property:
Buildings and improvements	59,582	59,324
Furniture and equipment	2,649	2,646

	62,231	61,970
Less accumulated depreciation	(32,091)	(30,914)

	30,140	31,056

Land	3,097	3,097

	33,237	34,153

Total assets	$40,186	$42,395

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	June 30, 2004	December 31 2003
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$19,287	$21,187
Accounts payable and accrued expenses	4,846	4,237
Rents received in advance	112	102
Deposits held	399	421
Accrued interest on mortgage notes payable	142	257

Total current liabilities	24,786	26,204

Long-term debt, less current maturities:
Mortgage notes payable	26,613	27,196
Promissory notes, including accrued interest payable	19,938	19,216

	46,551	46,412

Partners’ deficit:
General Partners:
NHT, Inc.	(37)	(36)
Other Operating General Partners	(286)	(264)

Limited partners:
Issued and outstanding 1,014,668 investment units	(30,828)	(29,921)

	(31,151)	(30,221)

Total liabilities and partners’ capital	$40,186	$42,395

The accompanying notes are an integral part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands, except per Unit Amounts)

	2004	2003
Revenues:
Rental revenues	$2,731	$3,056
Other income	80	117

Total revenues	2,811	3,173

Expenses:
Administration	456	524
Operating and maintenance	509	606
Management fees	273	316
Partnership asset management fees	86	85
Utilities	341	428
Taxes and insurance	488	534
Depreciation and amortization	589	640

Total expenses	2,742	3,133

Income from rental operations	69	40

Other revenues and (expenses):
Interest income	10	19
Interest expense	(696)	(909)

Loss before gain on sale of rental property	(617)	(850)
Gain on sale of rental property	521	—

Net loss	$(96)	$(850)

Net loss per limited partnership unit	$(0.09)	$(0.84)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands, except per Unit Amounts)

	2004	2003
Revenues:
Rental revenues	$5,564	$6,105
Other income	170	208

Total revenues	5,734	6,313

Expenses:
Administration	885	1,041
Operating and maintenance	1,056	1,288
Management fees	535	561
Partnership asset management fees	172	170
Utilities	906	1,042
Taxes and insurance	1,024	1,096
Depreciation and amortization	1,177	1,282

Total expenses	5,755	6,480

Income (loss) from rental operations	(21)	(167)

Other revenues and (expenses):
Interest income	18	48
Interest expense	(1,436)	(1,815)

Loss before gain on sale of rental property	(1,439)	(1,934)
Gain on sale of rental property	521	—

Net loss	$(918)	$(1,934)

Net loss per limited partnership unit	$(0.90)	$(1.91)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(918)	$(1,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,177	1,282
Gain on Sale of Rental Property	(521)
Accrued interest on promissory notes	777	1,100
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(978)	(626)
Increase in accounts payable and accrued expenses	749	715
Increase (decrease) in other current liabilities	(13)	164

Cash provided by operations	273	701

Investing activities:
Additions to buildings, furniture and equipment, net	(261)	(769)
Withdrawals (deposits) to restricted cash, net	(58)	684

Cash used for investing activities	(319)	(85)

Financing Activities:
General Partner cash distribution	(13)	-0-
Payment of term debt	(338)	(582)

Net cash used for financing activities	(351)	(582)

Increase (decrease) in cash and cash equivalents	(397)	34

Cash and cash equivalents beginning of year	808	993

Cash and cash equivalents end of period	$411	$1,027

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

Each Operating Partnership’s Property qualified for the Low Income Housing Tax Credits (“LIHTC”). The LIHTC program was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTCs, the Property must be utilized as a low-income property for 15 years before it can be sold. The Properties are being sold in years 2003 through 2008. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the Unit holders. The LIHTCs are allocated to the Unit holders for 10 years after a property has been placed in service and rented up. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

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

Properties

As of June 30, 2004, average occupancy of the Properties was 94.2%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park project in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements in accordance with applicable accounting pronouncements. Those accounting pronouncements required impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April of 2002, the Existing Condition Analysis for Research Park revealed current needs of approximately $4,616,933 in repairs, or $18,844/unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed a Michigan State Housing Development Authority (“MSHDA”) inspection. As a result of its REAC score, the Property was forced into HUD’s Departmental Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

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

In 2002, occupancy remained very low, further impairing cash flow, causing a further increase in the payables and calling into question the continued economic viability of the Property and the Operating Partnership’s ability to continue to make mortgage payments or otherwise default on its obligations to MSHDA. MSHDA could foreclose on the Property, causing recapture of tax credits and cancellation of indebtedness income.

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park as of October 2002. During the past quarter, the operating cash flow has been increasing monthly due to higher rental revenues and lower operating expenses. The lower operating expenses are mainly the utilities and the operating and maintenance.

As of June 30, 2004, the Partnership has contributed approximately $510,000 for HVAC repairs and replacement, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits.

The managing general partner’s effort to sell the Research Park Operating Partnership to MHT Housing Inc., a Michigan nonprofit corporation, could not be completed in 2003, because HUD refused to grant a waiver related to Rental Assistance Program (“RAP”) subsidy; without a waiver, the RAP subsidy will expire upon refinancing. Thus the Partnership will not be disposed of prior to the end of its compliance period (December 31, 2004). Two parties, the present management company and MHT Housing, Inc., may still be interested in the acquisition. To ensure that the project is sold to the highest bidder who intends to preserve the project as affordable housing, NHT, Inc. has hired Marcus and Millichap, a national brokerage, to assess the fair market value of the project and possibly to market the project.

Any sale could result in the forgiveness of soft debt held by MSHDA. Forgiveness of debt will result in ordinary income to the Unit holders, which may be offset partly or wholly by suspended passive losses. Each Unit holders’ tax situation may be different and there can be no assurance that the disposition will not result in further adverse tax consequences.

In addition to the effort to sell the project to the highest bidder, the General Partner and the management company have negotiated settlements with trade-payable creditors. As of June 30, 2004, negotiations with the creditors were concluded. Payables incurred during the periods of the previous management have been reduced to $130,000 through payments from the Investment Partnership’s reserves and agreement with trade creditors for the reduction of debt. As of June 30, 2004, trade payables have a balance of $208,000. In the past several months, occupancy has increased to 95%, allowing the project to begin to breakeven. Even so, there is still significant risk in the operation. If occupancy falls again and payables mount, the financial feasibility of the Property would be doubtful and a foreclosure of the mortgage by MSHDA may occur. Foreclosure and dissolution of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits, and no cash would be available for distribution to the Unit holders. At this time, it appears that that the property may stay solvent until the end of the compliance period in December 2004, however the long term feasibility of the project is still unknown.

A Greenville, Michigan Property

A Greenville, Michigan Property has experienced continuing cash flow deficits. The property did not adequately fund reserves for taxes, insurance and replacement. As of December 2001, the property was deficient in the payment of real estate taxes and received advances from Rural Development to pay the delinquent taxes. As a result, the property was in technical default of the loan agreement and may receive a “Notice of Acceleration of Debt” from the Rural Development Authority. To resolve this, the rental assistance payments due the Partnership were being withheld to apply to the advances from Rural Development. As part of a work-out strategy, the managing general partner has entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. Since the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s are bonded for 58 months beyond the 15-year compliance period. The sale closed in the second quarter of 2004, and proceeds of $71,000 will be distributed to the Investment Partnership. As Investment Partnership liabilities are in excess of available assets and cash, no distributions will be made to Unit holders.

A Scottsville, Michigan Property

A Scottsville Michigan Property has experienced cash flow difficulties and has been unable to fully fund its replacement reserve required by the Rural Housing Service, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with Rural Housing Service to attempt to resolve these problems. Although the Property had $18,000 in delinquent taxes as of December 31, 2003, the Property was able to pay the delinquent taxes in the second quarter of 2004.

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

Since these projects have reached the end of their compliance periods, the Managing General Partner has expressed an interest in the acquisition of all four properties. In order to acquire the properties, the Managing General Partner must complete Transfers of Physical Assets (TPSs) through HUD.

Other Property Issues

As of June 30, 2004, seven Properties have cash flow difficulties largely because rents have not kept pace with operating expenses, in some cases because the assets have deferred maintenance and major capital needs. For most of the Properties in the portfolio, a drop in occupancy, or an increase in operating, utility or insurance expense, can result in cash flow problems; since many of the Properties continue to operate at the edge of break-even.

Disposition of Properties

Of the 31 original Operating Partnerships, six have been liquidated or sold. Of the remaining 25 Properties, twelve reached the end of their compliance period December 31, 2003; twelve reach the end of their compliance period December 31, 2004; and one reaches the end of its compliance period December 31, 2005. Work is ongoing to formulate and implement plans for the sale and disposition of each of these Properties, in accordance with the Partnership Agreements of their respective Operating Partnerships. Consultants and experts in this field have been engaged to help formulate appropriate disposition strategies.

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

The ownership structure of the Investment Partnership’s investments through Operating Partnerships could adversely impact the timing of the Investment Partnership’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment Partnership. Given the limited rights that the Investment Partnership has under the terms of the Operating Partnership agreements, any conflict between the partners could result in delays in completing a sale of the related operating Property and could lead to impairment in the marketability of the Property to third parties for purpose of achieving the highest possible sale price.

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

The Investment Partnership has been advised by its consultants that in order to comply with federal tax law regarding the tax credits, the purchase money notes referred to above should have been be repaid within 90 days of the end of the compliance period. However, such time was often not enough to complete a sale and repayment of the purchase money notes, even if a willing purchaser could have been found that would offer a sufficient amount of cash to repay the purchase money notes. Because of the complexity of these sales and the uncertainty in the applicable rules that govern them, the General Partner has conferred with outside consultants. For the majority of these projects, the purchase money notes were not repaid within the time period required under federal tax law, and there will be some tax credit recapture to Unit holders. There is uncertainty as to the scope of the potential tax credit recapture related to these purchase money notes. If all of the purchase money notes were not repaid within the time period required by federal tax law, the tax credit recapture with interest and penalties for affected Unit holders could be as much as $3.07 per unit.

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

One Property located in Columbus, Ohio was sold in December 2003. Its compliance period ended December 31, 2002. The land owner exercised its right of first refusal. Through a process of appraisals, third party bids and a fairness opinion, the sale price and value of the Property were determined to be less than the outstanding debt. There was no cash available for distribution and no distributions were made to the Unit holders. The sale was completed, the purchase money note paid and the project transferred on December 05, 2003. This Property had a purchase money note from a non-profit organization, as described above, which was not able to be repaid within the ninety days of the end of the compliance period. The General Partner has worked with the managing General partner of the Operating partnership and consultants to pursue all available options that are in the best interest of the Unit holders. However there will be recapture for some Unit holders of some credits previously taken.

Another Property located in Seattle, Washington was sold December 1, 2003. Its compliance period ended in December 2002. After an analysis of the potential sales price and the outstanding debt on the Property, it was determined that there was no excess value in the Property and it should be sold for the outstanding debt. Therefore the Supervisory General Partner and Investment Partnership assigned their respective interest in the Operating Partnership to the sole member of the Managing General Partner, the entity with the right of first refusal. This transfer was done with the approval of the loan holder and the Housing Authority of the city of Seattle. There was no cash in excess of assets and no distributions were made to the Unit holders.

One Property located in Greenville, Michigan had Unit holder approval for a sale. The sale was completed, as expected, in late spring of 2004, and the tax credits were bonded. Any cash in excess of liabilities will be distributed to the Investment Partnership. As Investment Partnership liabilities are in excess of assets and available cash, no distributions will be made to Unit holders.

Pending Dispositions

Two Properties located in Detroit, Michigan have Unit holder approval for the sale of the general partner interest and ultimate sale of the Properties to the new general partner upon completion of the tax credit compliance period in December 2004. This plan is not expected to be executed, because of the issue with respect to the Rental Assistance Payments. At this time, the property has stabilized and it appears that it may remain solvent through the end of 2004.

Eight Properties located in Ohio reached the end of their compliance period in December 2003. NHT, Inc., the Supervisory General Partner of each of the Operating Partnerships for these Properties has contacted the Managing General Partner of each of these Operating Partnerships to obtain its plan of sale, which may include a bid process and/or appraisal. The Properties have purchase money notes held by the qualified non-profit entities as described above. The Managing General Partner and Supervisory General Partner have unsuccessfully attempted to arrange payment terms with the note holder; therefore, the holder of the notes may enforce its rights by taking a collateral assignment of the general partners’ interest in all Operating Partnerships and eventually acquire either all of the interests or all of the assets of those Partnerships. The value of the Properties based on appraisals and other third-party analyses, is less than the existing debt on the Properties. The purchase money notes were not repaid within the 90-day period as required under federal tax laws. The holder of the purchase money notes informed NHTLP with a letter dated June 4, 2004, that the entities are in default. A 30 day default notice was given. As a result; some investors may incur recapture of a portion of the tax credits previously taken. The Supervisory General Partner is working with outside consultants in this field to determine the scope of the recapture.

Four Properties located in Oklahoma reached the end of their compliance period December 2003. The General Partner continues to monitor the Managing General Partner’s progress on plans of disposition. The General Partner will follow the process outlined in the partnership agreements and work to find a willing purchaser and complete the sale for the best possible price. The Managing General Partner is still interested in acquiring all projects.

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

Neither the Managing General Partner of eight Operating Partnerships in Ohio nor its affiliated manager of the Properties has responded to inquiries by the Supervisory General Partner regarding certain cash balances of those Operating Partnerships and their related Properties. The supervisory General Partner has retained special legal counsel to pursue such inquiry. For this reason, certain items typically stated as Cash and cash equivalents have been classified as Prepaid expenses and other assets on the June 30, 2004 balance sheet.

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

At June 30, 2004 restricted cash was $3,402,000. The restricted cash was composed of the Investment Partnership reserve of $14,000 and Operating Partnership reserves of $3,388,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership.

Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of June 30, 2004 the General Partner voluntarily deferred payment of $1,962,000 of its supervisory and program management fees. The General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The June 30, 2004 net loss of $918,000 decreased by 52.5% from the June 30, 2003 net loss of $1,934,000, the reasons for the differences are discussed below.

Total revenues decreased $579,000 (9.2%) in 2004 when comparing the six months ended June 30, 2004 and 2003. This primarily relates to the loss of $700,000 of revenues relating to the sale of two properties in December 2003 and one property in May of 2004. Without the effect of these properties for the second quarter 2003, revenues increased $120,000 (2.1%).

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2004 and 2003 were $4,578,000 and $5,198,000 respectively. The $620,000 decrease in expenses between 2004 and 2003 primarily relates to the sale of two properties in December of 2003 and one property in May of 2004. For the remaining like properties for the six months ended June 30, 2004 and 2003, the expenses exclusive of depreciation and interest decreased by $137,000. The decrease primarily relates to a decrease in administrative expense of $24,000 (2.7%), a decrease in operating and maintenance expense of $136,000 (11.4%) and an increase in management fees of $19,000 (3.6%). The decrease in administrative expense relates to a reduction in salaries at one property. The decrease of operating and maintenance expense relates to a decrease in security expense at two properties and reduced painting and renovation work done in 2004 as compared to 2003 at several of the properties. The increase in management fees is due to additional administrative fees being paid at two of the properties and an increase of management fees at another property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of June 30, 2004, the Investment Partnership’s General Partner’s Chief Executive Officer and Chief Financial Officer believe the Investment Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d -15) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 – Certification of Chief Executive Officer Dated August 23, 2004

Exhibit 31.2 – Certification of Chief Financial Officer Dated August 23, 2004

Exhibit 32.1 – Certification of Chief Executive Officer Dated August 23, 2004

Exhibit 32.2 – Certification of Chief Financial Officer Dated August 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership
(Registrant)

Date August 23, 2004	By	/s/ James A. Bowman
James A. Bowman,
President and Chief Executive Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership

Date August 23, 2004	By	/s/ Susan E. Basting
Susan E. Basting,
Treasurer and Chief Financial Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership