Form 10-Q
period 2004-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2004-11-15
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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

A DELAWARE LIMITED PARTNERSHIP

September 30, 2004 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS SEPTMEBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

(In Thousands)

	September 30 2004	December 31 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$378	$808
Tenants’ security deposits	333	368
Mortgage escrow deposits	732	811
Prepaid expenses and other assets	1,928	1,083

Total current assets	3,371	3,070

Restricted Cash:	3,474	3,377

Rental property held for sale:	407	1,795

Rental property:
Buildings and improvements	58,666	59,324
Furniture and equipment	2,651	2,646

	61,317	61,970
Less accumulated depreciation	(31,957)	(30,914)

	29,360	31,056

Land	3,016	3,097

	32,376	34,153

Total assets	$39,628	$42,395

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	September 30, 2004	December 31 2003
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$19,817	$21,187
Accounts payable and accrued expenses	4,724	4,237
Rents received in advance	106	102
Deposits held	401	421
Accrued interest on mortgage notes payable	169	257

Total current liabilities	25,217	26,204

Long-term debt, less current maturities:
Mortgage notes payable	26,329	27,196
Promissory notes, including accrued interest payable	19,818	19,216

	46,147	46,412

Partners’ deficit:
General Partners:
NHT, Inc.	(37)	(36)
Other Operating General Partners	(291)	(264)

Limited partners:
Issued and outstanding 1,014,668 investment units	(31,408)	(29,921)

	(31,736)	(30,221)

Total liabilities and partners’ capital	$39,628	$42,395

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands, except per Unit Amounts)

	2004	2003
Revenues:
Rental revenues	$2,717	$3,051
Other income	76	118

Total revenues	2,793	3,169

Expenses:
Administration	326	446
Operating and maintenance	623	842
Management fees	231	232
Partnership asset management fees	86	85
Utilities	358	402
Taxes and insurance	488	701
Depreciation and amortization	588	636

Total expenses	2,700	3,344

Income from rental operations	93	(175)

Other revenues and (expenses):
Interest income	(11)	15
Interest expense	(668)	(886)

Net loss	$(586)	$(1,046)

Net loss per limited partnership unit	$(0.58)	$(1.03)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands, except per Unit Amounts)

	2004	2003
Revenues:
Rental revenues	$8,281	$9,156
Other income	246	326

Total revenues	8,527	9,482

Expenses:
Administration	1,211	1,487
Operating and maintenance	1,679	2,130
Management fees	766	793
Partnership asset management fees	258	254
Utilities	1,264	1,443
Taxes and insurance	1,511	1,798
Depreciation and amortization	1,766	1,919

Total expenses	8,455	9,824

Income (loss) from rental operations	72	(342)

Other revenues and (expenses):
Interest income	6	62
Interest expense	(2,103)	(2,700)

Loss before gain on sale of rental property	(2,025)	(2,980)
Gain on sale of rental property	521	—

Net loss	$(1,504)	$(2,980)

Net loss per limited partnership unit	$(1.48)	$(2.94)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,504)	$(2,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,766	1,919
Gain on Sale of Rental Property	(521)
Accrued interest on promissory notes	1,218	1,644
Changes in operating assets and liabilities:
Increase in deposits, prepaids and other assets	(835)	(620)
Increase in accounts payable and accrued expenses	628	1,031
Increase in other current liabilities	9	201

Cash provided by operations	761	1,195

Investing activities:
Additions to buildings, furniture and equipment, net	(396)	(1,038)
Withdrawals (deposits) to restricted cash, net	(129)	733

Cash used for investing activities	(525)	(305)

Financing Activities:
General Partner cash distribution	(13)	—
Payment of term debt	(653)	(878)

Net cash used for financing activities	(666)	(878)

Increase (decrease) in cash and cash equivalents	(430)	12

Cash and cash equivalents beginning of year	808	993

Cash and cash equivalents end of period	$378	$1,005

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

Properties

As of September 30, 2004, average occupancy of the Properties was 94.2%.

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

A MIO Plan is ordinarily required to be a 6-month plan; however, due to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002, and HUD has accepted the resubmitted MIO Plan. The approved MIO Plan indicated that $414,000 needed to be invested immediately to correct deficiencies. In April 2003, HUD Chicago gave written notice that Research Park had been removed from Enforcement.

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

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park as of October 2002. During the second quarter 2004, the operating cash flow increased monthly due to higher rental revenues and lower operating expenses. The lower operating expenses were mainly the utilities and the operating and maintenance. For the third quarter 2004, operating cash flow averaged approximately $12,200 and the debt service coverage ratio exceeded 1.49.

As of September 30, 2004, the Partnership has contributed approximately $554,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits.

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

An assessment of the fair market value of this project was prepared by Marcus and Millichap. They concluded that if HUD approved the recommended rent increase and MHDA forgave a portion of the debt, the property could be a marketable asset. Two parties may still be interested in the acquisition of this property. Initial bid proposals were requested and received from both parties by October 15, 2004.

If a sale of this property results in the forgiveness of the soft debt held by MSHDA, it could result in ordinary income to the Unit holders; which may be offset partly or wholly by suspended passive losses. Each Unit holders’ tax situation may be different and there can be no assurance that the disposition will not result in further adverse tax consequences.

In addition to the effort to sell the project to the highest bidder, the General Partner and the management company have negotiated settlements with trade-payable creditors. As of June 30, 2004, negotiations with the creditors were concluded. Payables incurred during the periods of the previous management have been reduced to $130,000 through payments from the Investment Partnership’s reserves and agreement with trade creditors for the reduction of debt. As of September 30, 2004, trade payables excluding the previous management’s payables, have a balance of $199,000. In the past several months, occupancy has been steady at 95%, which, as noted above, has contributed to operating cash flow. Even so, there is still significant risk in the operation. If occupancy falls again and payables mount, the financial feasibility of the Property would be doubtful and a foreclosure of the mortgage by MSHDA may occur. Foreclosure and dissolution of the Operating Partnership could create a potential tax gain to the Unit holders and potential recapture of tax credits, and no cash would be available for distribution to the Unit holders. At this time, it appears that that the property may stay solvent until the end of the compliance period in December 2004; however the long term feasibility of the project is still unknown.

A Greenville, Michigan Property

A Greenville, Michigan Property experienced continuing cash flow deficits. The property did not adequately fund reserves for taxes, insurance and replacement. As of December 2001, the property was deficient in the payment of real estate taxes and received advances from Rural Development to pay the delinquent taxes. As a result, the property was in technical default of the loan agreement and could have potentially received a “Notice of Acceleration of Debt” from the Rural Development Authority. To resolve this, the rental assistance payments due to the Partnership were withheld to apply to the advances from Rural Development. As part of a work-out strategy, the managing general partner entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. Since the Property transfer takes place prior to the end of the 15-year compliance period, the LIHTC’s are bonded for 58 months beyond the 15-year compliance period. The sale closed in the second quarter of 2004, and proceeds of $71,000 were distributed to the Investment Partnership. As Investment Partnership liabilities were in excess of available assets and cash, no distributions were made to Unit holders.

A Scottsville, Michigan Property

A Scottsville, Michigan Property has experienced cash flow difficulties and has been unable to fully fund its replacement reserve required by the Rural Housing Service, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with Rural Housing Service to attempt to resolve these problems. Although the Property had $18,000 in delinquent taxes as of December 31, 2003, the Property was able to pay the delinquent taxes in the second quarter of 2004.

Other Property Issues

As of September 30, 2004, six Properties have cash flow difficulties largely because rents have not kept pace with operating expenses, in some cases because the assets have deferred maintenance and major capital needs. For most of the Properties in the portfolio, a drop in occupancy, or an increase in operating, utility or insurance expense, can result in cash flow problems; since many of the Properties continue to operate at the edge of break-even.

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

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine have purchase money notes held by the qualified non-profit entities that originally sold such Properties. There is a risk of recapture of tax credits for non-corporate Unit holders in the event those purchase money notes are not repaid as required by federal tax law. The disposition of these assets is a complicated process requiring the approvals of partners, lenders and government agencies. In addition, for the majority of these properties, the value of these properties may not produce a sufficient sales price to repay these loans.

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

One Property located in Greenville, Michigan had Unit holder approval for a sale. The sale was completed, as expected, in late spring of 2004, and the tax credits were bonded. Any cash in excess of liabilities was distributed to the Investment Partnership. As Investment Partnership liabilities were in excess of assets and available cash, no distributions were made to Unit holders.

Pending Dispositions

Two Properties located in Detroit, Michigan have Unit holder approval for the sale of the general partner interest and ultimate sale of the Properties to the new general partner upon completion of the tax credit compliance period in December 2004. An assessment of the fair market value of these projects was prepared by Marcus and Millichap. They concluded that if HUD approved the recommended rent increase and MHDA forgave a portion of the debt, the properties could be marketable assets. Two parties may still be interested in the acquisition of these properties. Initial bid proposals were requested and received from both parties by October 15, 2004.

Eight Properties located in Ohio reached the end of their compliance period in December 2003. NHT, Inc., the Supervisory General Partner of each of the Operating Partnerships for these Properties has contacted the Managing General Partner of each of these Operating Partnerships to obtain its plan of sale, which may include a bid process and/or appraisal. The Properties have purchase money notes held by the qualified non-profit entities as described above. The Managing General Partner and Supervisory General Partner have unsuccessfully attempted to arrange payment terms with the note holder; therefore, the holder of the notes may enforce its rights by taking a collateral assignment of the general partners’ interest in all Operating Partnerships and eventually acquire either all of the interests or all of the assets of those Partnerships. The value of the Properties based on appraisals and other third-party analyses, is less than the existing debt on the Properties. Therefore, the purchase money note could not be repaid within the 90-day period as required under federal tax laws. The holder of the purchase money notes informed NHTLP with a letter dated June 4, 2004, that the entities were in default. A 30 day default notice was given. As a result; some investors may incur recapture of a portion of the tax credits previously taken. The Supervisory General Partner is working with outside consultants in this field to determine the scope of the recapture. One of the eight properties was sold in October 2004, but the original purchase money note has not yet been resolved. A plan has been implemented for the sale of another one of these properties; it is expected to close in December 2004. Neither of these properties have value in excess of debt and no distribution to the unit holders is expected. Of the six remaining properties, the Managing General Partner plans to request a two year extension of the purchase money notes and arrange for the sale of the properties by mid-summer of 2005.

Four Properties located in Oklahoma reached the end of their compliance period December 2003. The General Partner continues to monitor the Managing General Partner’s progress on plans of disposition. The General Partner will follow the process outlined in the partnership agreements and work to find a willing purchaser and complete the sale for the best possible price. The Managing General Partner is still interested in acquiring all these projects. An appraisal firm will be retained to assess the fair market value of these four properties. The properties will then be listed with a local broker for 60 days. If offers are received, the Managing General Partner will be given the right of first refusal to match the offer. If no offers are received, the Managing General Partner plans to buy out the General Partner and the Limited Partner for a yet undetermined price.

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

Neither the Managing General Partner of eight Operating Partnerships in Ohio nor its affiliated manager of the Properties has adequately responded to inquiries by the Supervisory General Partner regarding certain cash balances of those Operating Partnerships and their related Properties. The Supervisory General Partner has retained special legal counsel to pursue such inquiry. For this reason, certain items typically stated as Cash and cash equivalents have been classified as prepaid expenses and other assets on the September 30, 2004 balance sheet.

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

At September 30, 2004 restricted cash was $3,474,000. The restricted cash was composed of the Investment Partnership reserve of $37,000 and Operating Partnership reserves of $3,437,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of September 30, 2004 the General Partner voluntarily deferred payment of $2,048,000 of its supervisory and program management fees. The General Partner is under no obligation to continue to defer these fees, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The September 30, 2004 net loss of $1,504,000 decreased by 49.5% from the September 30, 2003 net loss of $2,980,000, the reasons for the differences are discussed below.

Total revenues decreased $955,000 (10.1%) in 2004 when comparing the nine months ended September 30, 2004 and 2003. This primarily relates to the loss of $1,139,000 of revenues relating to the sale of two properties in December 2003 and one property in May of 2004. Without the effect of these properties for the third quarter 2003, revenues increased $184,000 (2.2%).

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 2004 and 2003 were $6,689,000 and $7,905,000 respectively. The $1,216,000 decrease in expenses between 2004 and 2003 primarily relates to the sale of two properties in December of 2003 and one property in May of 2004. For the remaining like properties for the nine months ended September 30, 2004 and 2003, the expenses exclusive of depreciation and interest decreased by $420,000. The decrease primarily relates to a decrease in administrative expense of $87,000 (6.7%), a decrease in operating and maintenance expense of $266,000 (13.7%), a decrease in taxes and insurance of $126,000 ( 7.7%), an increase in utilities expense of $11,000 (0.9%) and an increase in management fees of $45,000 (6.3%). The decrease in administrative expense relates to a reduction in salaries at two properties and a reduction in legal expenses for the Investment Partnership for 2004. The decrease of operating and maintenance expense relates to a decrease in payroll at three properties and reduced repairs and renovation work done in 2004 as compared to 2003 at several of the properties. The decrease in taxes or insurance expense is related to the decrease in taxes or insurance. The increase in utilities relates to the changing price of natural gas at several of the properties and an increase in water and sewer expense at one property. The increase in management fees is due to additional administrative fees being paid at one of the properties and an increase of management fees at another property.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4 CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of September 30, 2004, the Investment Partnership’s General Partner’s Chief Executive Officer and Chief Financial Officer believe the Investment Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d -15) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 – Certification of Chief Executive Officer Dated November 15, 2004

Exhibit 31.2 – Certification of Chief Financial Officer Dated November 15, 2004

Exhibit 32.1 – Certification of Chief Executive Officer Dated November 15, 2004

Exhibit 32.2 – Certification of Chief Financial Officer Dated November 15, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership
(Registrant)

Date November 15, 2004	By	/s/ James A. Bowman
James A. Bowman, President
and Chief Executive Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership

Date November 15, 2004	By	/s/ Susan E. Basting
Susan E. Basting, Treasurer
and Chief Financial Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership