Form 10-K
period 2004-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2007-04-12
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

OR

     Transition Report Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from                 to

Commission File Number 0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2981989
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2335 North Bank Drive, Columbus, OH	43220
(Address of Principal Executive Officer)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(614) 451-9929
Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes        No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes        No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer              Accelerated Filer              Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No X

(State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.)

There is no public market for sale of the Units. There have been only sporadic private sales. Management believes that any calculation of the aggregate market value of the Units based on such sales would not be meaningful and could be misleading.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Exhibit Index is located on page 51 of this Report.

This Report contains 64 pages.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

2004 FORM 10-K ANNUAL REPORT

FORM 10-K AVAILABLE

A copy of the National Housing Trust Limited Partnership 2004 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

James A. Bowman

President

NHT, Inc.

2335 North Bank Drive

Columbus, OH 43220

Part I

Late filing of periodic reports

This Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is being filed after the date the filing was required to be made. The issuer filed a Form 12b-25 on March 31, 2005 noting that this report would be filed late. The issuer also filed additional Forms 12b-25 on May 16, 2005, August 15, 2005, November 14, 2005, May 15, 2006, August 14, 2006, November 14, 2006 and April 2, 2007 noting that it would not timely file its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 respectively, as well as its annual report on Form 10-K for the fiscal years ended December 31, 2005 and December 31, 2006. As disclosed in each of the Forms 12b-25 and described in this report, the issuer is a limited partnership with investments in underlying operating partnerships that own tax credit affordable housing investment properties. Completing an audit of the financial statements of the issuer requires that the audit of the financial statements of the operating partnerships be completed first. For the 2004 audit, some of the auditors of the operating partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of the Investment Partnership from completing the Investment Partnership audit until the audit requirements of the property partnerships were met. In order to comply with PCAOB standards, the Investment Partnership auditors requested additional documentation from each of the operating partnerships that would allow the Investment Partnership auditor to complete the property audits according to PCAOB standards. Since the standards were new, it took additional time to outline exactly what needed to be done and who would bear the cost of the additional audit procedures. After that, it took additional time to get the operating partnerships’ auditors to comply with the requests. The issuer has now received the financial information of the operating partnerships for all periods covered by the late periodic reports. Since the majority of the properties have reached the end of their compliance period and are in the disposition process, the financial information for these properties had to be restated as held for sale. While the financial statements included in this report cover periods through December 31, 2004, the discussion of the operations of the issuer include periods subsequent to December 31, 2004 in some instances. However, for a complete discussion of the issuer’s operations in these periods, you should review the issuer’s quarterly and annual reports for these periods. As soon as practicable after the filing of this report, the issuer plans to file its quarterly and annual reports for 2005 and 2006.

ITEM 1	BUSINESS

National Housing Trust Limited Partnership (NHTLP), a Delaware limited partnership (the “Investment Partnership”), was formed on July 9, 1987 to invest in low-income housing developments (the “Properties”) throughout the United States through acquisition of a 98.9% limited partnership interest in project specific operating partnerships (“Operating Partnerships”). NHT, Inc. (The “General Partner” or “NHT, Inc.”) serves as a General Partner of the Investment Partnership and holds a .1%—1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the “Partnerships.”

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

National Affordable Housing Trust, Inc. (the “Trust”), a Maryland nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961; Retirement Housing Foundation, a California nonprofit corporation also formed in 1961; and, Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the “Trust Members”). A fourth member, Evangelical Lutheran Good Samaritan Society, was added in 2007. It is a non-profit corporation organized under the laws of North Dakota in 1922.

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

After completion of the public offering, the Investment Partnership acquired a 98.9% limited partnership interest in thirty-one Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the Low-Income Housing Tax Credit (“LIHTC”) established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or various state and local housing finance agencies.

Although the stated purpose of the Investment Partnership is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships, which acquire, maintain, operate and dispose of low-income housing developments, the current focus of the Investment Partnership is on dispositions of the Properties as all of them have completed their tax-credit compliance period. See discussion under the headings “General Disposition Information” and “Pending Dispositions” of Item 7.

The Investment Partnership does not have any employees. The General Partner and/or its affiliates perform services for the Investment Partnership.

The principal executive offices of the Investment Partnership and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

ITEM 1A	RISK FACTORS

The acquisition, ownership, and operation of improved real estate, including low-income housing, involve certain risks, including those described herein. Many of the factors which may affect the Partnership and its affairs are subject to change and are not within the control of the Partnership. The extent to which such factors could restrict the activities or adversely affect the viability of the Partnership or its interests in the Operating Partnerships is not currently ascertainable. Those factors include: changes in general or local economic conditions; adverse use of adjacent or neighboring real estate; changes in local rent controls and other laws and regulations, such as zoning; changes in the demand for or supply of competing properties; changes in the federal tax law or in state or local tax rates and assessments; increases in utility costs; unexpected expenditures for repairs and maintenance; changes in interest rates and the availability of financing, which may render the sale or refinancing of a Property difficult or unattractive; the inability to secure property and liability insurance or to obtain such insurance at reasonable costs; and, acts of God, which may result in uninsured losses.

Although the last property reached the end of its compliance period in December of 2005, the risks of the partnership will be present until the last property is sold and the Investment Partnership has been dissolved.

Leverage

The Operating Partnerships are highly leveraged which increases the risk of loss. As a result of the use of leverage, a relatively slight decrease in the rental revenues of a Property may materially and adversely affect the liquidity of an Operating Partnership and, in turn, the liquidity of the Partnership. To the extent that cash distributed to the Partnership is not sufficient to meet operating expenses of the Partnership, including Program Management Fees, the General Partner could use the Partnership Reserve in a manner consistent with the other needs of the Partnership. Should any Operating Partnership’s revenues be insufficient to service its debt and pay taxes and other operating costs, such Operating Partnership and /or the Partnership would be required to use the Property Reserve and the Partnership Reserve, seek additional funds or undertake a sale or refinancing of the Property. In the event a sale or refinancing of a Property cannot be arranged on satisfactory terms, foreclosure on the mortgage loan could result. A sale, refinancing or foreclosure of the Property could result in materially adverse tax consequences to the Unit holders, including a partial recapture of previously allocated Low-Income Housing Credits.

Appreciation

The Properties are subject to a variety of long-term, low-income use restrictions, and the policy of the Partnership has been and will be to preserve the Properties as low-income housing upon resale. The remaining Operating Partnerships may receive less in proceeds from such sales than if the Properties were sold for other uses such as market-rate housing. There is no assurance that the remaining Operating Partnerships will be able to sell or refinance the Properties for amounts equal or in excess of liabilities then due, including the balance of any mortgage loan and secondary financing in the form of purchase money notes or otherwise (including accrued interest). The failure to sell the Properties for amounts in excess of liabilities then due would preclude any return of capital to the Unit holders. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt, financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities of the Investment Partnership are such that any distributions of the Investment Partnership will be used to cover its liabilities and therefore will not be distributed to the Unit holders. Depending on the Unit holders’ tax situation, the Unit holders may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Investors should be aware that if a purchase money note issued to a non-profit entity as part of the purchase price of a Property is not repaid within 15 years (plus 90 days) of the beginning of the taxable year in which the Property is acquired by an Operating Partnership, the principal amount of such purchase money note may not be included in the Property’s Eligible Credit Basis. In such event, disallowance of Low-Income Housing Credits previously allocated with respect to such amount would occur. As a result, if the Properties do not appreciate in amounts sufficient to repay the purchase money notes in full, material adverse tax consequences may result to Unit holders. The Trust and the Trust Members used their best efforts on behalf of the Operating Partnerships to arrange that the purchase money notes were repaid or refinanced in such a manner to permit their inclusion in Qualified Credit Basis; however, none were repaid within the required 90 days after the 15-year period. There is uncertainty as to the scope of the potential tax credit recapture related to these purchase money notes. Since the purchase money notes were not repaid within the time period required by the federal tax law, the tax credit recapture with interest for the affected Unit holders could be as much as $3.21 per Unit. The tax credits are subject to recapture up to and including three years after the date the tax return has been filed for the year the recapture event occurred. The term “return” means the return required to be filed by the taxpayer and does not include a return of the partnership from which the taxpayer received an item of income, gain, loss, deduction or credit.

Risks Related to Government-Assisted Properties

Rent Regulations and Profit Limitations

In addition to the rent imposed in connection with the Low-Income Housing Credit, the Properties may be subject to Regulatory agreements which require HUD approval for rent increases. In addition, depending upon the type of Property involved, HUD may limit the amount of cash which may be distributed from a Property. Such limitations reduce the owner’s ability to react to rising costs and restrict the opportunity for appreciation. The existence of government assistance, while providing cash flow to an Operating Partnership from a Property, inhibits the potential growth of cash flow during the time such Property is held by prohibiting or imposing a ceiling on the annual return from the Property. If because of rent restrictions the cash flow from a Property is insufficient to meet debt service obligations and the Partnership Reserve and Property Reserve are also insufficient, a foreclosure of the Property’s mortgage could result, which in turn could result in a partial recapture of Low-Income Housing Credits previously allocated with respect to that Property. The Property may be required to be sold, refinanced or foreclosed unless the agreements can be modified or additional funds can be raised.

Although HUD frequently agrees to relax such restrictions when the owner has demonstrated the Property is being maintained on a reasonable basis, there can be no assurance that any future workouts will be accomplished. If they are not, the Operating Partnerships could face foreclosure of the mortgages and Unit holders would be faced with substantial adverse tax consequences.

Governmental Limitations on Cash Distributions and Prepayments of Mortgages

Applicable statutes and regulations may limit the ability of an Operating Partnership to make cash distributions to the Partnership. There can be no assurance that any cash distributions will be made in any year by any of the Operating Partnerships.

Most HUD-insured mortgages (which incorporate the HUD Regulatory Agreement by reference) provide that the mortgage may not be prepaid without the consent of HUD for a period of at least twenty years from the date of the mortgage loan. In the case of a Property originally developed by a non-profit entity, this restriction generally runs for the full term of the mortgage loan. The inability to prepay the mortgage and hence remove the Regulatory Agreement may make it difficult to sell a Property for its fair market value for a use other than as low-income housing.

Limitations on the Use of the Low-Income Housing Credit

In general, individuals, estates, trusts, personal service corporations, partners in partnerships and shareholders in Subchapter S corporations will only be able to use Low-Income Housing Credits to offset Passive Income. However, individuals may claim Low-Income Housing Tax Credits to offset federal income tax liability on up to $25,000 of non-passive income for unmarried taxpayers and married taxpayers filing jointly, and $12,500 using the maximum special allowance for married taxpayers filing separately. In addition, individuals’ ability to claim Low-Income Housing Credits is phased out at modified adjusted gross income levels (determined without reference to Passive Losses) between $200,000 and $250,000 for unmarried taxpayers filing jointly and $100,000 and $125,000 for married taxpayers filing separate returns. A married taxpayer who files a separate return and who lives with his or her spouse at any time during a taxable year cannot use any Low-Income Housing Credits to offset his or her federal income tax liability in that year. Furthermore, investors with adjusted gross income up to $150,000 for unmarried taxpayers and married taxpayers filing jointly and $75,000 for married taxpayers filing separate returns may not be able to claim the Low-Income Housing Credits in years in which such investors also have losses attributable to real estate rental activities in which they actively participate. Similarly, investors in real estate activities that generate rehabilitation tax credits may not be able fully to use Low-Income Housing Credits. Closely-held Subchapter C corporations that are not personal service corporations may offset Passive Losses and Low-Income Housing Credits against active business, but not portfolio income.

At-Risk Rules

Generally, a non-corporate Unit holder (and certain closely held Subchapter C corporations) may only deduct losses from the Partnership to the extent such Unit holder is at risk for the Partnership’s activities. The Eligible Credit Basis of Properties for all Unit holders, including corporations also will be determined by the amount of money that is at risk for such activity. However, the definition of “at risk” is different for purposes of calculating the amount available for deducting losses and the amount that may be included in the Property’s Eligible Credit Basis.

Allocation of Losses and Credits

Unit holders’ ability to obtain the tax benefits from their investment in the Partnership requires that the Internal Revenue Service respect the allocations in the Partnership Agreement. Unit holders may not be allocated losses that, in the aggregate, exceed their capital contributions plus their share of nonrecourse debt deductions under Section 704(b) of the Internal Revenue Code and their share of the Partnership’s Minimum Gain. If Properties generate tax losses in excess of this amount, Unit holders cannot be allocated tax losses or Low-Income Housing Credits. In addition, if a seller were deemed to hold an equity interest in the Operating Partnership to which is sold a Property, allocations of Low-Income Housing Credits and tax losses to Unit holders would decrease proportionately.

Liability of Unit Holders for Taxes

The Partnership as an entity will not be subject to any federal income tax, but each Unit holder will be liable for the tax on his allocable portion of the Partnership’s taxable income, whether or not distributions are made to him, and whether or not distributions are sufficient in amount to cover the tax. Taxable income or gain may also be realized from a Unit holder’s transfer of Units, the disposition by the Partnership of its interest in an Operating Partnership, the disposition by an Operating Partnership of its interest in a Property, or the termination of the Partnership for federal income tax purposes.

Risk of Audit

Federal income tax information returns filed by the Partnership are subject to audit and adjustment by the Internal Revenue Service. An audit of the Partnership’s tax return by the Service may result in an audit of a Unit holder’s return. In addition, the tax position of the General Partner may be substantially different from that of the Unit holders, which may result in a conflict in connection with the conduct of an audit by the Service. The Partnership will not pay any expenses incurred by a Unit holder in connection with an audit of the Unit holder’s individual tax return or of the Unit holder’s participation in an audit of the Partnership’s information returns or in subsequent judicial proceedings.

Certain Other Risks

Lack of Liquidity

Investors should be fully aware of the long-term nature of their investment in the Partnership. There is no public trading market for the Units. Accordingly, Unit holders may bear the economic risk of their investment for an indefinite period of time. A beneficial interest in a Unit may be assigned, but not transferred, if counsel to the Partnership is of the opinion that such assignment will not violate federal or state securities or tax laws or result in other adverse legal consequences to the Partnership or to the other Partners, and certain other documentation is provided to the General Partner. However, a transfer of Units, pursuant to which the transferee would be admitted to the Partnership as a Limited Partner, requires the consent of the General Partner. The General Partner may withhold such consent in its sole discretion. Moreover, the General Partner has the authority to impose additional restrictions on transfer if they are necessary to prevent the treatment of the Partnership as a publicly traded partnership for tax purposes. Units may not be readily acceptable as collateral, and a Unit holder may not be able to borrow against the investment in the event of an emergency.

As a result of these factors, a Unit holder who wishes to liquidate his or her investment may be unable to do so. In any event, an assignment or transfer of Units may subject the assignor or transferor to adverse federal income tax consequences.

Repayment of Certain Distributions to the Unit Holders.

A Unit holder’s personal liability for the obligations of the Partnership generally will be limited, under Delaware law, to the amount of his original capital contribution and his rights to undistributed profits and assets of the Partnership. Under Delaware law, however, to the extent that a distribution to a Unit holder from the Partnership constitutes a return of all or a portion of such Unit holder’s capital contribution (and such distribution is made without violation of the Partnership Agreement or the Delaware Act), such Unit holder will be liable to the Partnership for a period of one year thereafter for the amount so returned, potentially with interest, but only to the extent necessary to discharge the Partnership’s liability to creditors who extended credit to the Partnership during the period the Unit holder’s capital contribution was held by the Partnership. In addition, if a Unit holder has received the return of all or any part of his capital contribution in violation of the Partnership Agreement or the Delaware Act, such Unit holder will be liable to the Partnership for a period of six years thereafter for the amount wrongfully returned, potentially with interest. It is a violation of the Delaware Act for a Unit holder to receive a distribution, if all liabilities of the Partnership, other than liabilities to Unit holders and the General Partner on account of their interests in the Partnership, exceed the fair value of Partnership assets.

Enforceability of Partnership Agreement.

Subscribers who were not required to sign the Subscription Agreement will be deemed to be bound by the terms and conditions of the Subscription Agreement, including the appointment of the General Partner as attorney-in-fact for the purpose of executing the Partnership Agreement on behalf of such subscriber, by virtue of the subscriber’s payment for the Units and the execution of the Subscription Agreement by the Selling Agent or the Selected Dealer. By the payments for Units a subscriber shall be deemed to have appointed the Selling Agent or Selected Dealer as the agent of the subscriber for the purpose of executing the Subscription Agreement on his behalf. The Partnership will deem such subscribers to have signed the Partnership Agreement when signed on their behalf by the General Partner pursuant to the power of attorney contained in the Subscription Agreement, and upon such signing, subscribers will become Limited Partners of the Partnership.

There is a risk that an interpretation of Delaware law could provide, under the Statute of Frauds or analogous doctrines, that a written appointment of an agent or an attorney-in-fact is required to authorize the execution of a subscription agreement or a partnership agreement under Delaware law. In that case, subscribers who did not execute the Subscription Agreement would not be bound by the terms of the Subscription Agreement, and therefore, by the terms of the Partnership Agreement (although they would be entitled to its benefits) unless the Partnership Agreement was signed by the subscriber or on his behalf pursuant to a written power of attorney actually executed by the subscriber. Accordingly, the terms of the Partnership Agreement may not be enforceable as to subscribers who did not actually execute their Subscription Agreements, including the obligation of a partner to repay certain distributions made to the subscriber by the Partnership. See “Risk Factors – Certain Other Risks, Repayment of Certain Distributions to the Unit Holders.” In such cases, Unit Holders who comply with the requirement to return the Partnership amounts previously returned to them to satisfy claims or creditors of the Partnership may be adversely affected if certain Unit holders refuse to comply with such provisions on the basis that the Partnership Agreement is not enforceable against them.

The Partnership Agreement provides that upon the removal, registration or bankruptcy of a sole general partner of the Partnership, the vote of a majority in interest of the Unit holders for the purpose of continuing the Partnership and approving a successor general partner shall be deemed to constitute the unanimous consent to the continuation of the Partnership and the appointment of such successor required by Delaware law. There is a risk that such a deemed consent provision may not be enforceable against the non-consenting Unit holders who did not actually execute a Subscription Agreement. This could cause the continuation of the Partnership and the validity of the appointment of the successor general partner to be cast into doubt.

Possible Loss of Limited Liability

Although a Unit holder’s liability generally will be limited as described above, such limited liability may be lost if a Unit holder participates in the control of the Partnership’s business. The Partnership Agreement provides certain rights to Unit holders, exercisable in most cases by a vote of less than all the Unit holders. Although there is uncertainty under the present law of some jurisdictions as to whether the exercise of voting rights under certain circumstances might cause the Unit holders to be deemed to participate in the control of the business of the Partnership and therefore to be deemed general partners of the Partnership, with a resulting loss of limitation on their liability.

Status of the Partnership Under the Investment Company Act of 1940

The Partnership has received an opinion of counsel that, based on analysis of the “no-action” criteria set forth in Investment Company Act Release No. 8456, the Partnership does not come within the definition of an “investment company” as defined in Section 3(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Accordingly, the Partnership does not believe itself to be an investment company and does not intend to register itself as such under the 1940 Act.

The 1940 Act contains various provisions applicable to investment companies (as such term is defined under the 1940 Act), including provisions relating to management and transactions with related parties, which are inconsistent with the proposed manner of operation of the Partnership. If the Partnership were required to register under the 1940 Act, the Partnership and its proposed manner of operation would be adversely affected.

Going Concern

It has always been contemplated that the Investment Partnership will wind up its affairs and dissolve after the end of the compliance period of the Properties. As the Investment Partnership disposes of its Properties after their respective compliance periods or otherwise, the continued existence of the Investment Partnership as a going concern becomes an issue for accounting purposes. Because there are no new properties replacing disposed Properties and because properties having greater value in terms of cash flow in excess of debt service are more readily disposable than properties having less value, the Investment Partnership would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before the Investment Partnership has disposed of all of its properties and otherwise wound up its affairs. Accordingly, there is substantial doubt about the Investment Partnership continuing as such a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on the Investment Partnership is complete. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue and pay all the remaining expenses.

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

Disposition of the Properties

The focus of the Investment Partnership is currently disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to the Investment Partnership’s ability to realize the fair market value of such Property at the time of its final disposition. Demand by buyers for multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the governmental restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as those in which the Investment Partnership has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the Properties’ marketability.

The Properties are subject to substantial debt, in many cases including seller financing on which interest has accrued since the Investment Partnership invested in the Properties. Most of the Properties are dependent upon continuing governmental subsidies. In addition, many of the Properties are located in market areas that would not support current rents. Finally, some of the Properties are subject to use restrictions that limit their use to low-income housing beyond the end of the tax credit compliance period.

The ownership structure of the Investment Partnership’s investments through Operating Partnerships could adversely impact the timing of the Investment Partnership’s planned dispositions or its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment Partnership. Given the limited rights of the Investment Partnership under the terms of the Operating Partnership agreements, any conflict between the supervisory and managing partners in the Operating Partnerships could delay the disposition of Properties/Operating Partnerships and thus impact the marketability of the Properties. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities on the Investment Partnership are such that any distributions to the Investment Partnership will be used to cover its liabilities and therefore will not be distributed to the Unit holders. Depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The Investment Partnership acquired a 98.9% interest in 31 Operating Partnerships since the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective Properties are located, the number of units and the number of occupied units as of December 31, 2004, are listed below:

Partnership Name	State	Number of Units	Occupancy of Units
Aspen NHT Apartments Company Limited Partnership	Michigan	48	**
Birch Lake NHT Apartments Company Limited Partnership	Michigan	48	47
Century Place NHT Apartments Company Limited Partnership	Michigan	96	*****
Glendale NHT Apartments Company Limited Partnership	Michigan	28	25
Lakeside NHT Apartments Company Limited Partnership	Michigan	64	58
Park Terrace NHT Apartments Company Limited Partnership	Michigan	48	46
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	0	***
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	128	124
RP Limited Dividend Housing Association Limited Partnership	Michigan	245	232
YM Limited Dividend Housing Association Limited Partnership	Michigan	153	147
Bingham Terrace Limited Partnership	Ohio	56	55
Griggs Village Limited Partnership	Ohio	44	43
Hebron Village Limited Partnership	Ohio	40	*****
Melrose Village I Limited Partnership	Ohio	56	44
Stygler Village Limited Partnership	Ohio	150	****
Summit Square Limited Partnership	Ohio	152	150
Washington Court House Limited Partnership	Ohio	60	60
Wildwood Village I Limited Partnership	Ohio	94	77
Wildwood Village II Limited Partnership	Ohio	86	77
Wildwood Village III Limited Partnership	Ohio	92	87
W-C Apartments Limited Partnership	Oklahoma	64	64
W-G Apartments Limited Partnership	Oklahoma	47	47
W-P Apartments Limited Partnership	Oklahoma	76	76
W-R Apartments Limited Partnership	Oklahoma	76	76
Coal Township Limited Partnership	Pennsylvania	101	100
Hazelwood Limited Partnership	Pennsylvania	100	100
Mahanoy Limited Partnership	Pennsylvania	125	125
West Allegheny Partners Limited Partnership	Pennsylvania	46	34
Springchase Apartments Limited Partnership	Texas	164	*
Trinidad Apartments Limited Partnership	Texas	124	*
St. Martins Associates	Washington	53	****

*These two Operating Partnerships lost their Properties in a December 1997 foreclosure sale; therefore, the year-end occupancy is listed as -0-. These Operating Partnerships were liquidated in 1998, having paid the remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to Unit holders since the cash did not exceed the expenses of the Investment Partnership. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership was dissolved in 2003.

**This Property was sold in November 2001; therefore, the year-end occupancy is listed as -0-.

***This Property merged with Traverse Woods II in August 2002; therefore, the year-end occupancy is listed as -0-.

****These Properties were sold in December, 2003; therefore, the year-end occupancy is listed as -0-.

*****These Properties were sold during 2004; therefore, the year-end occupancy for 2004 is listed as -0-.

Ten of the properties remaining at December 31, 2004, were sold in 2005, 2006, and the first quarter of 2007. Griggs Village was sold in June of 2005. Melrose Village, Summit Square, Washington Court House, Wildwood Village I, Wildwood Village II, and Wildwood Village III were sold in March of 2006. Park Terrace was sold in June of 2006. Research Park was sold in August of 2006. Young Manor was sold in January of 2007. No distributions were made to Unit holders nor to NHTLP, in connection with any of these sales, except Park Terrace, because the values upon sale were less than the outstanding liabilities. Park Terrace had value in excess of debt; however, owing to the liabilities of the Investment Partnership, no distributions were made to the Unit holders

Note the remaining Properties listed above are encumbered by substantial debt (see Management’s Discussion and Analysis, Notes 3 and 4, and Schedule III for more details).

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 2004, there were approximately 1,100 registered holders of Units of limited partnership interest in NHTLP (“Units”). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not expect to distribute cash to Unit holders even under circumstances such as refinancing or disposition because liabilities of the Investment Partnership far exceed its assets. In addition, in Management’s judgment, upon sale of most of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of the Investment Partnership; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders’ tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 6	SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of the Investment Partnership and its Operating Partnerships.

As a result of the classification of discontinued components, the results of operations for those Properties have been reported as discontinued components for all periods presented.

	Years Ending December 31,
	(In thousands, except per Unit data)
	2004	2003	2002	2001	2000
Combined Statement of Operations Data:

Revenues	$7,171	$7,034	$6,814	$6,720	$6,524
Expenses (2)	(5,718)	(6,080)	(5,786)	(5,517)	(5,342)
Depreciation and amortization	(1,728)	(1,653)	(1,627)	(1,642)	(1,631)

Income (loss) from rental operations	(275)	(699)	(599)	(439)	(449)

Other revenues and expenses
Interest income	50	60	90	183	190
Interest expense	(2,585)	(2,462)	(2,435)	(2,423)	(2,352)

Loss from continuing operations	$(2,810)	$(3,101)	$(2,944)	$(2,679)	$(2,611)
Income (Loss) from operations of the discontinued components, including gain on disposal of $1,163, $2,513, $0, $251 and $0.	689	1,893	(1,370)	(692)	(795)

Net loss	$(2,121)	$(1,208)	$(4,314)	$(3,371)	$(3,406)

Loss per Unit from continuing operations	$(2.77)	$(3.06)	(2.90)	(2.64)	(2.58)

Income (Loss) from operations of the discontinued components, including gain on disposal	.68	1.87	(1.35)	(.68)	(.78)

Net loss per Unit	$(2.09)	$(1.19)	$(4.25)	$(3.32)	$(3.36)

Combined Balance Sheet Data:	2004	2003	2002	2001	2000

Total assets (2)	$38,145	$42,395	$49,665	$52,361	$54,393

Term debt (1)	$65,995	$67,599	$74,431	$73,077	$72,153

Partners’ capital	$(32,342)	$(30,221)	$(29,013)	$(24,700)	$(21,328)

Cash dividends declared per Unit	None	None	None	None	None

(1)	Includes maturities of term debt and debt from properties held for sale.

(2)	Expenses in 2002 include an impairment loss of $284,000, which also reduced Total Assets.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, the Investment Partnership raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, the Investment Partnership had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in the Investment Partnership reserve and $16,989,000 was invested in thirty-one Operating Partnerships. The thirty-one Operating Partnerships that were acquired owned low-income housing developments eligible for the Low-Income Housing Tax Credit (LIHTC). One of the Properties was also eligible for the historic rehabilitation tax credit. The thirty-one acquisitions occurred from October 1988 through March 1990.

Each Operating Partnership’s Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for at least 15 years before it can be sold. The Properties are being placed for sale or liquidated as their 15-year compliance periods are completed with the anticipation that all Properties will be disposed of before 2009. The Investment Partnership serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the Unit holders. The LIHTCs are allocated to the Unit holders for 10 years after a Property has been placed in service and qualified by and leased to eligible households. The tax credits were first allocated to Unit holders in 1988. The Investment Partnership elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in the Investment Partnership before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

The Trust has determined that no tax credits will be available after the 2004 tax year since each of the properties compliance periods have expired.

In certain respects government-assisted housing complexes differ from conventional housing complexes. The differences include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards, and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental assistance agency, (c) compliance with the HUD regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those rules and regulations are interpreted.

Government assistance payments may be reduced in the event that a project rents less than 100% of its units eligible for rental subsidies to qualified low-income tenants. HUD generally elects to reduce subsidies only in the event that occupancy levels for qualified tenants drop below 95% for a period of two years. Finally, HUD commitments are subject to HUD’s appropriation of federal funds sufficient to meet its obligations in any given year. Certain legislative initiatives and governmental budget negotiations could result in a reduction of funds available for the various HUD-administered housing programs and could also result in new limitations on subsidized rent levels. This in turn could adversely impact the net operating income generated by the Properties.

Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate, and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

Because all Properties have reached the end of their respective compliance periods, the focus of the Investment Partnership is disposition of these Properties. Any disposition is subject to varying degrees of risk which are discussed under the headings “Risk Factors—Certain Other Risks—Disposition of the Properties” and “General Disposition Information.”

Properties

As of December 31, 2004, average aggregate occupancy for all Properties was 97.4%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park Property in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner or the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority to work out a solution to enable the Property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April of 2002, the Existing Condition Analysis for Research Park revealed current needs of approximately $4,616,933 in repairs or $18,844/unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed a Michigan State Housing Development Authority (“MSHDA”) inspection. As a result of its REAC score, the Property was forced into HUD’s Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

A MIO Plan is ordinarily required to be a 6-month plan; however, owing to Research Park’s condition, HUD permitted a 1-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002; HUD accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicated that $414,000 needed to be invested immediately to correct deficiencies. In April 2003 HUD Chicago gave written notice that Research Park had been removed from Enforcement.

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

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park as of October 2002. For the year ended December 31, 2004, the net loss was $633,000, a decrease of 14.6% compared to the 2003 net loss of $741,000.

As of December 31, 2004, Investment Partnership has contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period December 2004 through August 2006, when the property was sold.

The managing general partner’s effort to sell the Research Park Operating Partnership to MHT Housing Inc., a Michigan nonprofit corporation, could not be completed in 2003, because HUD refused to grant a waiver related to Rental Assistance Program (“RAP”) subsidy; without a waiver, refinancing will extinguish the RAP subsidy and thus increase the risk of foreclosure. Consequently, the Partnership was not disposed of prior to the end of its compliance period (December 31, 2004).

In addition to the effort to sell the project to the highest bidder, the General Partner and the management company negotiated settlements with trade-payable creditors. As of June 2004, negotiations with the creditors were concluded. Payables incurred during the periods of the previous management were reduced to $130,000 through payments from the Investment Partnership’s reserves and agreement with trade creditors for the reduction of debt. As of December 31, 2004, trade payables (excluding those to previous management), had a balance of $133,000. Occupancy was steady at 95%, which, as noted above, contributed to operating cash flow.

An assessment of the fair market value of this project was prepared by Marcus and Millicap Real Estate Investment Brokerage Company in June of 2004. It concluded that if HUD approved the recommended rent increase and MHDA forgave a portion of the debt, the property could be a marketable asset. As of October 2004, two parties expressed interest in the acquisition of this property. Initial bid proposals were requested and received on October 15, 2004.

In January of 2005, NHTLP entered into a purchase-and-sale agreement with an affiliate of Keystone Management. It was contingent on an award of 9% tax credits in July of 2005. The tax credits were awarded and the sale of the property was scheduled to close by December of 2005. Included in the sale agreement was a $1.5 million debt forgiveness. The debt forgiveness was approved by the Michigan State Housing Development Authority (MSHDA), but due to the buyer’s previous experience with Housing and Urban Development (HUD), the closing date was delayed until HUD approved the transaction. The property closed in escrow in July of 2006. The final closing was in August of 2006. The sale of Research Park greatly reduced the liability risk to NHTLP.

Since the sale of this property resulted in the forgiveness of the debt held by MSHDA, Unit holders could be required to recognize ordinary income that may be offset partly or wholly by suspended passive losses. The actual impact on Unit holders will be based upon each Unit holder’s tax situation and no assurance can be given that the disposition will not result in further adverse tax consequences.

A Greenville, Michigan Property

A Greenville, Michigan Property continued experiencing cash flow deficits. The Property did not adequately fund reserves for taxes, insurance and replacement reserves. As of December 2001, the Property was deficient in the payment of real estate taxes and received advances from the Rural Development Authority to pay the delinquent taxes. As a result, the Property was technically in default of the loan agreement and could have potentially received a “Notice of Acceleration of Debt” from the Rural Development Authority. To resolve this, the rental assistance payments due to the Partnership were withheld and applied to the advances from the Rural Development Authority. As part of the work-out strategy, the managing general partner entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. Since the Property transfer took place prior to the end of the 15-year compliance period, the LIHTCs are bonded for 58 months beyond the 15-year compliance period. The sale closed in the second quarter of 2004, and proceeds of $71,000 were distributed to the Investment Partnership. Because Investment Partnership liabilities were in excess of available assets and cash, no distributions were made to the Unit holders.

A Scottsville, Michigan Property

A Scottsville, Michigan Property has experienced cash flow difficulties and has been unable to fund its replacement reserve as required by the Rural Housing Service, or to pay tax and insurance expense at year end. The managing general partner of the Operating Partnership has been working with the Rural Housing Service to attempt to resolve these problems. Although the Property had $18,000 in delinquent taxes as of December 31, 2003, the Property was able to pay the delinquent taxes in the second quarter of 2004. This property, along with three other Rural Development Properties, is under an option agreement with an experienced Michigan-based developer. He will apply for Low Income Housing Tax Credits in the first quarter of 2007, in order to recapitalize the project. If tax credits are awarded, then the developer expects to close on the transaction by the end of 2007.

Other Property Issues

On December 29, 2004, the second mortgages on three Pennsylvania Properties matured. These second mortgages were not paid; as a result the Properties were in technical default of both the first and second mortgages. These Properties reached the end of their compliance periods in December of 2004. At that time, the managing general partner of the Operating Partnerships had not negotiated extensions of the second mortgage with the lender, Pennsylvania Housing Finance Authority, at least in part because the managing general partner believed that NHT, Inc., as the supervisory general partner of the Operating Partnerships, was obligated to take such action; however, according to the operating partnership agreement, it is the managing general partners’ obligation to negotiate extensions of debts. The Pennsylvania Housing Finance Agency has the option to call the debt and take possession of the Properties. As of September 30, 2006, they have not done so, nor have they indicated an intention to do so. As of October 2006, the managing general partner, after being informed of the aforesaid, has indicated its willingness to pay for extensions as part of its acquisition of each property. The acquisition price is subject to both valuation opinions of a leading firm in the industry as well as real estate appraisals.

As of December 31, 2004, three other Properties had cash flow difficulties largely because rents did not keep pace with the operating expenses, in some cases because the assets deferred maintenance and major capital needs. For most of the Properties in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Properties continue to operate at the edge of break-even.

In September of 2006, a property located in Philadelphia, Pennsylvania suffered substantial storm damage. The roof of the building was damaged in numerous places. The damage to the roof and the building are estimated to be approximately $150,000. The initial insurance claim was denied due to the age of the roof. This denial was appealed; consequently, the insurance company reversed its decision and, per a letter sent to NHT, Inc. by the social service provider, has agreed to pay approximately $100,000 for damages caused by the leaking roof. Initial roof repairs have been completed. A consultant has been hired to give recommendations for additional roof repairs.

Disposition of Properties

Of the thirty-one original Operating Partnerships, as of December 2004 seven had been disposed of (sold or liquidated), including the troubled property located in Greenville, Michigan, and two merged into a single Partnership. Of the remaining twenty three Properties, including the two properties that merged, eleven reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for four properties was finalized in June of 2006 with the closing date slated for December 2006. (However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer has terminated its agreements as of December 29, 2006. In light of this development, NHT, Inc. will explore other prospects.) The other seven properties that reached the end of their compliance period in 2003 were sold; one in June 2005 and the other six in March of 2006. Eleven properties reached the end of their compliance period on December 31, 2004. Of those, one was sold in June 2006; one was sold in July 2006; one sold in January 2007; and the remaining eight properties are in various stages of disposition. The property that was sold in July 2006 was the troubled property located in Detroit, Michigan. The last property reached the end of its compliance period on December 31, 2005. The sale of this property is contingent on the success of obtaining 9% tax credits. The results of application for the second round tax credits for 2006 were negative. Another application will be filed for the first round of 2007 tax credits in the second quarter of 2007. Consultants and experts in this field have been engaged to help formulate appropriate disposition strategies.

General Disposition Information

The focus of the Investment Partnership is currently disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to the Investment Partnership’s ability to realize the fair market values of such Properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the governmental restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as those in which the Investment Partnership has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the Properties’ marketability.

The Properties are subject to substantial debt, in many cases including seller financing on which interest has accrued since the Investment Partnership invested in the Properties. Most of the Properties are dependent upon continuing government subsidies. In addition, many of the Properties are located in market areas that would not support current rents. Finally, some of the Properties are subject to use restrictions that limit their use to low-income housing beyond the end of the tax credit compliance period.

The ownership structure of the Investment Partnership’s investments through Operating Partnerships could adversely impact the timing of the Investment Partnership’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of the Investment Partnership. Given the limited rights of the Investment Partnership under the terms of the Operating Partnership agreements, any conflict between the supervisory and managing general partners in the Operating Partnerships could delay the disposition of Properties/Operating Partnerships and thus impair the marketability of the Properties. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities of the Investment Partnership are such that any distributions to the Investment Partnership will be used to cover its liabilities and therefore will not be distributed to the Unit holders. Depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine had purchase money notes held by the qualified non-profit entities that originally sold such properties. On March 9, 2005, the holder of the remaining eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes In light of this, the holder of the purchase money notes did not enforce its rights to take a collateral assignment of the general partners’ interest in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. The disposition of these assets was a complicated process requiring various approvals (e.g., HUD’s Transfer of Physical Assets). As of March, 2006, the sale of the purchase money notes was completed. There is a risk of recapture of tax credits for non-corporate Unit holders since those purchase money notes were not repaid as required by federal tax law. The tax credits are subject to recapture up to and including three years after the date the tax return has been filed for the year the recapture event occurred. The term “return” means the return required to be filed by the taxpayer and does not include a return of the partnership from which the taxpayer received an item of income, gain, loss, deduction or credit.

The Investment Partnership has been advised by its consultants that in order to comply with federal tax law regarding the tax credits, the purchase money notes referred to above should have been repaid within 90 days of the end of the compliance period. However, such time was not enough to complete a sale and repayment of the purchase money notes, even if a willing purchaser could have been found that would offer a sufficient amount of cash to repay the purchase money notes. Because of the complexity of these sales and the uncertainty in the applicable rules that govern them, the General Partner of the Investment Partnership has conferred with outside experts. In all of these projects, the purchase money notes were not repaid within the time period required under federal tax law; therefore, some Unit holders may be subject to tax-credit recapture. There is uncertainty as to the scope of the potential tax credit recapture related to these purchase money notes. Since the purchase money notes were not repaid within the time period required by federal tax law, the tax-credit recapture with interest for the affected Unit holders could be as much as $3.21 per Unit.

Prior Dispositions

Two Operating Partnerships which were liquidated in 1998 as a result of bankruptcy paid remaining Operating Partnership liabilities out of their available cash. Any cash in excess of liabilities was distributed to the Investment Partnership. Because Investment Partnership liabilities were in excess of assets and available cash, no distributions were made to the Unit holders.

One Operating Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Partnership. Because the Investment Partnership’s liabilities were in excess of its assets and available cash, no distributions were made to the Unit holders.

One Property located in Columbus, Ohio was sold in December 2003. Its compliance period ended December 31, 2002. The land owner exercised its right of first refusal. Through a process of appraisals, marketing with brokerage, and a fairness opinion, the sale price and value of the Property were determined to be less than the outstanding debt. There was no cash available for distribution; no distributions were made to the Unit holders. The sale was completed, the purchase money note was paid, and the project was transferred on December 5, 2003. This Property had a purchase money note from a non-profit organization, as described above, which was not able to be repaid within the ninety days of the end of the compliance period; thus, as noted above, tax-credit recapture may result.

Another Property located in Seattle, Washington was sold on December 31, 2003. Its compliance period ended in December 2002. After an analysis of the potential sales price and the outstanding debt on the Property, it was determined that there was no excess value in the Property, and thus the interests in the Operating Partnership were sold for the assumption of outstanding debt. The supervisory general partner, NHT Inc., and Investment Partnership, NHTLP, assigned their respective interest in the Operating Partnership to the sole member of the managing general partner, St. Martin’s Housing Institute, the entity with the right of first refusal. This transfer was done with the approval of the loan holder and the Housing Authority of the city of Seattle. There was no cash in excess of assets and no distributions were made to the Unit holders.

One Property located in Greenville, Michigan had Unit holder approval for a sale. The sale was completed, as expected, in late spring of 2004, and the tax credits were bonded. Any cash in excess of liabilities was distributed to the Investment Partnership. Because Investment Partnership liabilities were in excess of assets and available cash, no distributions were made to Unit holders.

Another Property located in Hebron, Ohio reached the end of its compliance period in December of 2003 and was sold in October of 2004. It had a purchase money note held by a qualified non-profit entity that was required by federal tax law to be repaid within 90 days of the end of the compliance period. There is a risk of recapture of tax credits for non-corporate Unit holders since the property was unable to pay the note in the time required. This Property was sold for the balance of the debt, excluding the purchase money note. Because the Investment Partnership liabilities were in excess of assets and available cash, no distributions were made to Unit holders.

Pending Dispositions

Two Properties located in Detroit, Michigan obtained Unit holder approval for a sale of the general partner interest and ultimate sale of the Properties to the new general partner upon completion of the tax credit compliance period in December 2004. An assessment of the fair market value of these projects was prepared by Marcus and Millichap Real Estate Investment Brokerage Company. They concluded that if HUD approved the recommended rent increase and MHDA forgave a portion of the debt, the properties could be marketable assets. A purchase agreement was entered into with Property Management Solutions in January 2005. The deals were subject to the assumption of primary debt, write-down or forgiveness of secondary and other debt held by MSHDA, an allocation of 9% tax credits in 2005, and an allocation of HOME funds. Pursuant to the purchase agreement, the closing was scheduled for June 2006. The closing was in jeopardy because the buyer had not cleared “flags” on its Prior Participation, HUD Form 2530, but a conditional approval was granted in May 2006. As of December 2004, these Properties were not classified as held for sale, because the purchase agreements were not signed until January 2005. As of January 2005, both properties were classified as held for sale. One sold in July 2006; the other was sold in January 2007.

One Property located in Williamston, Michigan reached the end of its compliance period in December 2004. The supervisory general partner and the managing general partner of the Operating Partnership approved an option agreement, with a purchase price above the existing debt. The agreement was subject to the allocation of 9% credits in 2005, which were awarded. The transaction closed in June 2006. Based on the purchase price, this Property has value in excess of debt; however, owing to the liabilities of the Investment Partnership, no distributions were made to Unit holders. This Property was not classified as held for sale as of December 2004, because it had not reached the end of its compliance period until December 31, 2004 and the limited partners had not consented to sell before then. The property was available for sale on January 1, 2005, and thus was classified as held for sale at that time.

Eight Properties in Ohio reached the end of their compliance period in December 2003. NHT, Inc., the supervisory general partner of each of the Operating Partnerships for these Properties, contacted the managing general partner of each of these Operating Partnerships to obtain its plan of sale, which includes two appraisals to establish value. These Properties had purchase money notes held by the qualified non-profit entities as described above. The value of the Properties based on appraisals and other third party consultant analysis, was less than the existing debt of the Properties. Therefore, the purchase money notes could not be repaid within the 90-day period required under federal law. The holder of the purchase money notes informed NHTLP with a letter dated June 4, 2004, that the entities were in default. A 30-day default notice was given. As a result, some investors may incur recapture of all or a portion of the tax credit. The purchase money note (on the Property located in Hebron, Ohio, that was sold in October of 2004) was not resolved at the time of the sale.

In March 2005, the holder of all eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes. In light of this, the holder of the notes did not enforce its rights to take a collateral assignment of the general partners’ interest in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. All of these properties were categorized as “Held for Sale” for the year ended December 31, 2004 As noted above, one Property was sold in October 2004. Another Property was sold in June 2005. The sale of the remaining six Properties closed in March 2006. None of these Properties had value in excess of debt; no distributions were made to the Unit holders.

Four Oklahoma Properties reached the end of their compliance periods on December 31, 2003. The supervisory general partner has taken the lead on the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties are sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner has marketed them with CB Richard Ellis, a national real estate brokerage. A potential buyer offered $1,000,000 more than the debt for all four properties; however, costs of sale such as transfer taxes and broker’s fees, and possible payments on HUD-held second and third mortgages will greatly reduce, if not eliminate, the proceeds to seller. As of December 31, 2004, all four of these properties were categorized as “Held for Sale”. The sale agreement was finalized on June 13, 2006. The closing was slated for December 2006; unless extended for a cost of $10,000 per extension per property. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer has terminated its agreements as of December 29, 2006. In light of this, an offer from the managing general partner was accepted. The purchase price had to be reduced because HUD requires that 25% of the secondary debt, placed on each property through Mark-to-Market restructurings, be repaid.

Three Pennsylvania Properties reached the end of their compliance periods in December 2004. All three have notes with the Pennsylvania Housing Finance Agency (PHFA) that were due at the end of the compliance period. The notes have an extension option for another fifteen years with the same terms. PHFA has not required the pay-off or the extension of the notes. However, upon disposition PHFA will require either payment in full of the notes or extension fees of 1% of the principal balance of the notes. As of the date of this filing, NHT, Inc. had not formulated a disposition plan due largely to Pennsylvania Housing Finance Agency refusal to provide guidance on acceptable plans for disposition. As the holder of all notes, PHFA has control over the assets. The issue of most concern relates to Section 8 rents, all of which greatly exceed Fair Market Rents, as established by HUD. From a lender’s (Pennsylvania Housing Finance Agency’s) perspective this is problematic as HUD may elect to adjust rents downward to FMR levels after a refinancing occurs and thereby reduce net operating income to the point that the project cannot support its debt, putting the project a risk for foreclosure. To mitigate this risk, NHT, Inc. has proposed a sale of both NHT, Inc.’s interest and NHT LP’s interest in each operating partnership. This will allow each partnership to be continued and maintained, and the assumption of all debts.

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from Investment Partnership reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall, for whatever reason, might result in a sale, refinancing, or foreclosure of the Property.

Seven Operating Partnerships in Ohio with reported under-funded central disbursement accounts caused loans to and from other properties without proper authorization. Neither the managing general partner of the Operating Partnership nor its affiliated management agent of the Properties adequately responded to inquiries about this situation. The supervisory general partner has retained special legal counsel to pursue such inquiry. Through inquiries at HUD Columbus, the supervisory general partner ascertained that the managing general partner has struck an agreement with HUD to restore the operating cash accounts upon sale. To confirm that these are restored to HUD’s satisfaction, an auditor has been engaged to prepare an Agreed Upon Procedures Report. The supervisory general partner requested a copy of this report from the property management company.

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

The Operating Partnerships own nine Properties whose government-subsidized rent contracts were scheduled to expire in 2005 and are not subject to optional renewal by the owner. One property was sold in May of 2005. As of January 2007, the contracts of the remaining eight properties have been renewed through 2007. In addition, the managing general partner of the Operating Partnership and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service on four Oklahoma Properties. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner of the Investment Partnership will work with the general partners of the Operating Partnerships to seek to renew all expiring government-subsidized rent contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner of the Operating Partnership and the General Partner of the Investment Partnership are monitoring the development of HUD policy guidance and legislation. The impact of HUD program restructuring on the Operating Partnerships is unpredictable. Changes could have material adverse effects on certain Operating Partnerships, including effect on sale price, which in turn could have an effect on the Investment Partnership.

As of December 31, 2004, restricted cash was $3,045,000. The restricted cash was composed of the Investment Partnership reserve of $19,000 and Operating Partnership reserves of $3,026,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, the Investment Partnership reserve has been available to fund obligations of the Investment Partnership, including the management fee payable by the Investment Partnership to the General Partner. As of December 31, 2004, the General Partner voluntarily deferred payment of $2,142,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that the Investment Partnership reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner of the Investment Partnership does not anticipate that the Investment Partnership will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships. Moreover, especially in light of the reduced availability of subsidies and the consequent reduction in market value of the Properties, there can be no assurance of cash distributions in the event of refinancing or disposition. Unit holders could be faced with an obligation to pay taxes as a result of disposition of the Properties but no cash distributions with which to pay those taxes.

Results of Operations

The 2004 net loss of $2,121,000 increased by 75.6% from the 2003 net loss of $1,208,000, while the 2003 net loss decreased by 72.0% from the 2002 net loss of $4,314,000. The reasons for the differences are discussed below.

In 2004, a gain on the sale of two rental properties of $472,000 and $714,000 was recorded as a result of the sale of a Property in Greenville, Michigan and a Property in Hebron, Ohio. The partnership also recognized an additional loss of $23,000 for a Property that was sold in 2003.

In 2003, a gain on the sale of two rental Properties of $2,378,000 and $135,000 was recorded as a result of the sale of a Property in Columbus, Ohio and a Property in Seattle, Washington.

In 2002, an impairment loss was recorded for an Ohio Property of $284,000.

During 2004, 2003 and 2002, total revenues including discontinued operations, were $11,648,000, $12,926,000, and $12,652,000, respectively. Total revenues decreased $1,278,000 (9.9%) in 2004 as compared to 2003 and increased $274,000 (2.2%) in 2003 compared to 2002. The decrease in 2004 primarily relates to the sale of two properties in December of 2003 and one property in both May and October of 2004.

Total expenses including discontinued operations were $14,932,000, $16,647,000 and $16,682,000 for the years ending December 31, 2004, 2003 and 2002, respectively, which includes depreciation and amortization of $2,422,000, $2,345,000 and $2,611,000, respectively. The $1,792,000 (12.5%) decrease in expenses net of depreciation between 2004 and 2003 primarily relates to the sale of two properties in 2004 and two properties in December of 2003. The $231,000 (1.6%) decrease in expenses net of depreciation between 2003 and 2002 reflects the increase in utilities expense and a decrease in management fees and operating and maintenance expense.

During 2004, 2003 and 2002 total revenue from continuing operations were $7,171,000, $7,034,000 and $6,814,000, respectively. Total revenues increased $137,000 (1.9%) in 2004 compared to 2003 and increased $220,000 (3.2%) in 2003 compared to 2002. Total expenses from continuing operations, exclusive of depreciation, interest and impairment loss for 2004, 2003 and 2002 were $5,718,000, $6,080,000, and $5,786,000. The $362,000 (6.0%) decrease in expenses between 2004 and 2003 primarily relates to a decrease in administration expenses of $134,000 (9.5%); a decrease in operating and maintenance expense of $197,000 (12.3%); and an increase in taxes and insurance of $49,000 (4.3%). The $294,000 (5.1%) increase in expenses between 2003 and 2002 reflects an increase in utilities expense of $188,000 (21.3%) and an increase in administration expenses of $74,000 (5.5%).

The decrease in administrative expense between 2004 and 2003 relates to a reduction in salaries at two properties and a reduction in legal expenses for the Investment Partnership in 2004. The decrease in operating and maintenance expense relates to a decrease in payroll at three properties and reduced repairs and renovation work done in 2004 as compared to 2003 at several of the properties. The increase in taxes and insurance relates to the general increase in property and liability insurance costs and employee health insurance costs at a majority of the Properties.

The increase in utilities in 2003 relates to an increase in propane gas expense at four Midwestern Properties. The decrease in operating and maintenance expense relates to two Properties with major renovation projects in 2002 that increased operating and maintenance expense in 2002 and created a large variance in that expense for 2003.

During 2004, 2003 and 2002 total revenues from discontinued components were $4,427,000, $5,832,000 and $5,749,000, respectively. Total expenses from discontinued components exclusive of depreciation, interest and impairment loss for 2004, 2003, and 2002 were $3,533,000, $4,531,000, and $4,569,000, respectively. Since the discontinued components were composed of different properties each year, due to the timing of sales transactions, the results of operations are not comparable for 2004, 2003 and 2002.

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

Contractual Obligations

Mortgages and Promissory Notes

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

Substantially all of the promissory notes are collateralized by second mortgages on the rental Properties owned by the Operating Partnerships, and are primarily nonamortizing until the Properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable as they are contingent upon certain events, such as the sale or refinancing of a Property. Listed below are the mortgage and promissory note obligations including interest for each of the Operating Partnerships.

MORTGAGE AND PROMISSORY NOTE OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2005	2006	2007	2008	2009	Thereafter

Mortgages	$20,446	$6,960	$563	$610	$661	$717	$10,935
Interest on Mortgage Note	106	106
Promissory Notes	12,524	8,069	434	9	9	9	3,994
Interest on Promissory Notes	15,911	13,618	654	0	0	0	1,639

Total Continuing Operations	$48,987	$28,753	$1,651	$619	$670	$726	$16,568

Discontinued Components	Total Term Debt	2005	2006	2007	2008	2009	Thereafter

Mortgages	$6,495	$435	$470	$509	$507	$545	$4,029
Interest on Mortgage	1	1
Promissory Notes	5,403	0	0	0	0	0	5,403
Interest on Promissory Notes	5,109	0	0	0	0	0	5,109

Total Discontinued Components	$17,008	$436	$470	$509	$507	$545	$14,541

Total All Components	$65,995	$29,189	$2,121	$1,128	$1,177	$1,271	$31,109

HUD Housing Assistance Payments (HAP) Contracts:

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP Contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. As of December 31, 2004, there were eighteen Properties with HAP contracts. The HAP contracts for nine of these Properties were due to expire during 2005. The majority of the contracts set to expire in 2005 contain annual or six-month renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of January 2007, all eight of the remaining properties with annual HAP contracts have been extended through mid-2007. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of December 31, 2004.

Property	Next Expiration Date	Automatic Renewal	Final Contract Expiration	Date Property Sold

Bingham Terrace	May 2005	No	May 2005	N/A
Coal Twp.Elderly Housing	June 2018	Yes	June 2018	N/A
Griggs Village Apartments	May 2005	No	May 2005	06/21/05
Hazelwood Apartments	June 2018	Yes	June 2018	N/A
Mahanoy Elderly Housing	November 2019	Yes	November 2019	N/A
Melrose Apartments	June 2005	No	June 2005	03/30/06
Research Park	August 2015	Yes	August 2015	07/07/06
Summit Square	August 2005	No	August 2005	03/30/06
Traverse Woods II	October 2005	No	October 2005	N/A
Washington Court House	May 2005	No	Annual	03/30/06
Wildwood I	September 2005	No	Annual	03/30/06
Wildwood II	July 2005	No	Annual	03/30/06
Wildwood III	July 2005	No	Annual	03/30/06
Willow Creek	May 2006	No	Annual	N/A
Willow Garden	May 2006	No	Annual	N/A
Willow Park	May 2006	No	Annual	N/A
Willow Rock	May 2006	No	Annual	N/A
Young Manor	November 2016	No	Annual	N/A

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the issuer to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the combined financial statements included in this report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the issuer’s financial condition and results of operations. The issuer believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the combined financial statements.

-	The issuer combines its Operating Partnerships and eliminates intercompany transactions.
-

If the carrying value of a Property exceeds the estimated amount recoverable through future operations on an undiscounted basis, Registrant records a Property at the lower of its carry value or its estimated fair value.

Going Concern

It has always been contemplated that the Investment Partnership will wind up its affairs and dissolve after the end of the compliance period of the Properties. As the Investment Partnership disposes of its Properties after their respective compliance periods or otherwise, the continued existence of the Investment Partnership as a going concern becomes an issue for accounting purposes. Because there are no new properties replacing disposed Properties and because properties having greater value in terms of cash flow in excess of debt service are more readily disposable than properties having less value, the Investment Partnership would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before the Investment Partnership has disposed of all of its Properties and otherwise wound up its affairs. Accordingly, there is substantial doubt about the Investment Partnership continuing as such a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on the Investment Partnership is complete. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue and pay all the remaining expenses. However, as the dissolution of the Investment Limited Partnership was not imminent as of December 31, 2004, the combined financial statements are presented assuming the Investment Limited Partnership will continue as a going concern.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46-R). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. Based on the guidance of FIN 46R, the Operating Partnerships in which the Investment Limited Partnership invests meet the definition of a VIE. However, management does not consolidate the Investment Limited Partnership’s interest in these VIE’s under FIN 46R, as it is not considered to be the primary beneficiary. However, management has presented the combined financial statements of the Investment Limited Partnership and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements.

The Investment Limited Partner’s maximum exposure to loss as a result of its involvement with the VIE’s is limited to its investment in and receivables from those VIE’s. The Investment Limited Partner may be exposed to additional losses to the extent of any additional financial support that the Investment Limited Partner voluntarily provides to those Operating Partnerships in the future. The Investment Limited Partner’s exposure to loss on the Operating Partnerships is mitigated by the condition and financial performance of the underlying properties, the non-recourse nature of the underlying debt as well as the strength of the local general partners.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because all interest-bearing mortgages and notes are based on a fixed rate of interest, the Partnership does not have risk associated with market fluctuation of interest rates.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The combined financial statements of National Housing Trust Limited Partnership and its Operating Partnerships as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are listed below and included on pages 28 through 46 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

National Housing Trust Limited Partnership

We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its Operating Partnerships (the “Partnership”) as of December 31, 2004 and 2003 and the related combined statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 and the financial statement schedules as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain of the Operating Partnerships, which statements reflect total assets of $28,071,216 at December 31, 2003, and total losses of $2,082,766 and $110,907 for each of the two years in the period ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those Operating Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, and the reports of the other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its Operating Partnerships at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15 (a) in the index are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, PC
REZNICK GROUP, PC

Bethesda, Maryland

March 28, 2007

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, DECEMBER 31, 2004 AND 2003

(In Thousands)

ASSETS	December 31
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$523	$808
Tenants’ security deposits	295	368
Mortgage escrow deposits	578	811
Prepaid expenses and other assets	1,196	1,083

Total current assets	2,592	3,070

Restricted cash	3,045	3,377

Rental property held for sale (Note 1)	10,129	1,795

Rental property (Notes 1 and 3):
Buildings and improvements	41,062	59,324
Furniture and equipment	1,985	2,646

	43,047	61,970
Less accumulated depreciation	22,469	30,914

	20,578	31,056
Land	1,801	3,097

	22,379	34,153

Total assets	$38,145	$42,395

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands)

LIABILITIES AND PARTNERS’ DEFICIT	December 31
	2004	2003
Current liabilities:

Current maturities of long-term debt (Note 3)	$15,029	$10,993
Accrued interest on current maturities	13,618	10,194
Accounts payable and accrued expenses	826	784
Accounts payable affiliates	2,931	3454
Rents received in advance	81	102
Deposits held	341	421
Accrued interest, mortgage notes payable	106	257

Total current liabilities	32,932	26,205

Liabilities to be disposed of by sale (Note 1)	17,321	0

Long-term debt, less current maturities (Note 3):
Mortgage notes payable	13,487	27,195
Promissory notes	4,454	10,497
Accrued interest on promissory notes	2,293	8,719

	20,234	46,411

Partners’ deficit:
General Partners:
NHT, Inc.	(38)	(36)
Other operating General Partners	(285)	(264)

Limited partners:
Issued and outstanding 1,014,668 investment Units	(32,019)	(29,921)

	(32,342)	(30,221)

Total liabilities and partners’ deficit	$38,145	$42,395

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands, except per Unit Amounts)

	YEARS ENDED DECEMBER 31
	2004	2003	2002
Revenues (Notes 4 and 5):
Rental revenues	$7,016	$6,811	$6,383
Other income	155	223	431

Total revenues	7,171	7,034	6,814

Expenses:
Administration	1,279	1,413	1,340
Operating and maintenance	1,409	1,606	1,604
Management fees, including $187, $202 and $205 to affiliates (Note 2)	520	506	506
Partnership asset management fees, affiliates (Note 2)	352	343	339
Utilities	968	1,071	883
Taxes and insurance	1,190	1,141	1,114
Depreciation and amortization	1,728	1,653	1,627

Total expenses	7,446	7,733	7,413

Loss from rental operations	(275)	(699)	(599)

Other revenues and (expenses):
Interest income	50	60	90
Interest expense	(2,585)	(2,462)	(2,435)

Loss from continuing operations	(2,810)	(3,101)	(2,944)
Income (Loss) from operations of the discontinued components, including gain on disposal of $1,163, $2,513 and $0.	689	1,893	(1,370)

Net loss	$(2,121)	$(1,208)	$(4,314)

Loss per limited partnership Unit from continuing operations	(2.77)	(3.06)	(2.90)

Income (Loss) from operations of the discontinued Components, Including gain on disposal	.68	1.87	(1.35)

Net loss per limited partnership Unit	$(2.09)	$(1.19)	$(4.25)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF PARTNERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands)

	NHT, Inc.	OTHER GENERAL PARTNERS	LIMITED PARTNER’S INTEREST	TOTAL PARTNER’S DEFICIT

Balances as of December 31, 2001	$(30)	$(208)	(24,461)	$(24,699)

Allocation of net loss	(5)	(43)	(4,266)	(4,314)

Balances as of December 31, 2002	$(35)	$(251)	$(28,727)	$(29,013)

Allocation of net loss	(1)	(13)	(1,194)	(1,208)

Balances as of December 31, 2003	$(36)	$(264)	$(29,921)	$(30,221)

Allocation of net loss	(2)	(21)	(2,098)	(2,121)

Balances as of December 31, 2004	$(38)	$(285)	$(32,019)	$(32,342)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(2,121)	$(1,208)	$(4,314)
Adjustments to reconcile net loss
To net cash provided by operating activities:
Depreciation and amortization	2,422	2,345	2,611
Impairment loss	-	-	284
Gain on sale of rental property	(1,163)	(2,513)	-
Accrued interest on promissory notes	1,504	2,106	2,248
Changes in operating assets and liabilities:
(Increase) decrease in deposits, prepaids and other assets	(562)	(357)	52
Increase in accounts payable and accrued expenses	597	538	527
Increase in accounts payable – affiliates	(426)
Increase (decrease) in other current liabilities	(50)	153	(60)

Net cash provided by operating activities	201	1,064	1,348

Investing activities:
Additions to buildings, furniture and Equipment	(308)	(839)	(1,300)
Reductions from (addition to) restricted cash, net	172	634	1,034
Proceeds from sale	71	0	0

Net cash used for investing activities	(65)	(205)	(266)

Financing Activities:
Additions to term debt	-	37	122
Payments of term debt	(421)	(1,081)	(1,218)

Net cash used for financing activities	(421)	(1,044)	(1,096)

Decrease in cash and cash equivalents	(285)	(185)	(14)
Cash and cash equivalents, beginning of year	808	993	1,007

Cash and cash equivalents, end of year	$523	$808	$993

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,515	$1,797	$1,837

Significant non-cash investing and financing activities:

In conjunction with the sale of rental Properties in 2004, the following assets and liabilities were transferred to the purchaser. For the Michigan Property: deposits, prepaids, and other assets of $140,000, restricted cash of $23,000, rental property held for sale $1,795,000, accounts payable and accrued expenses of $212,000, other current liabilities of $23,000 and mortgage payable of $2,200,000. For the Ohio Property, deposits, prepaids, and other assets of $16,000, restricted cash of $81,000, rental property held for sale of $68,000, accounts payable and accrued expenses of $179,000, other current liabilities of $301,000 and mortgage payable of $400,000. An additional write-off of accounts receivable for $23,000, for a Property that was sold in 2003 reduced the 2004 gain.

In conjunction with the sale of rental Properties in 2003, the following assets and liabilities were transferred to the purchasers or written-off. For the Ohio Property; deposits, prepaids, and other assets of $284,000 restricted cash of $1,279,000, rental property held for sale $2,616,000, accounts payable and accrued expenses of $40,000, other current liabilities of $110,000 and mortgage payable of $6,407,000. For the Washington Property, deposits, prepaids, and other assets of $114,000, restricted cash of $141,000, rental property held for sale of $1,109,000, accounts payable and accrued expenses of $30,000, other current liabilities of $8,000, and mortgage note payable of $1,461,000.

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1. Summary of the Organization and Its Significant Accounting Policies:

National Housing Trust Limited Partnership, a Delaware limited partnership (the “Investment Partnership”) was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships (“Operating Partnerships”). NHT, Inc. (The “General Partner” or “NHT, Inc.”) serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the “Partnerships.”

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

National Affordable Housing Trust, Inc. (the “Trust”) a nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the “Trust Members”). A fourth member, Evangelical Lutheran Good Samaritan Society, was added in 2007. It is a non-profit corporation organized under the laws of North Dakota in 1922.

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

After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 2004, 2003, or 2002. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998, paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to the Investment Partnership. No distributions were made to the holders of Units of limited partnership interest in the Investment Partnership (the “Unit holders”). The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership was dissolved in 2003. The Aspen NHT Apartment Company Limited Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to the Investment Partnership for accrued fees. No distributions were made or expected to be made to the Unit holders. St. Martins Associates Limited Partnership and Stygler Village Limited Partnership reached the end of their compliance periods in 2002 and were sold in 2003. Liabilities were in excess of any assets; therefore, no cash was generated to be distributed. Century Place NHT Apartments Company Limited Partnership and Hebron Village Limited Partnership were both sold in 2004. The liabilities were in excess of the assets for both the properties. No distributions were made to the Unit holders. Griggs Village Limited Partnership was sold in June of 2005. The liabilities were in excess of the assets. No distributions were made to the Unit holders. Melrose Village Limited Partnership, Summit Square Limited Partnership, Washington Court House Limited Partnership Wildwood I Limited Partnership, Wildwood II Limited Partnership, and Wildwood III Limited Partnership were all sold in March of 2006. The liabilities were in excess of the assets, so no distributions were made to the Unit holders. Park Terrace NHT Apartments Company Limited Partnership was sold in June of 2006. Based on the purchase price, this Property had value in excess of debt; however owing to the liabilities of the Investment Partnership, no distributions were made to Unit holders. Research

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Park Limited Partnership closed in escrow in July of 2006. The final closing was in August of 2006. Since the sale of this property resulted in the forgiveness of the debt held by MSHDA, Unit holders could be required to recognize ordinary income that may be offset partly or wholly by suspended passive losses. The actual impact on Unit holders will be based upon each Unit holder’s tax situation and no assurance can be given that the disposition will not result in further adverse tax consequences.

Annual distributions, if any, from the Operating Partnerships are limited under the terms of various agreements with governmental agencies. Any cash available for distribution from the Operating Partnerships will be distributed 98.9% to the Investment Partnership and 1.1% to the General Partners. Any Investment Partnership net income (loss) or cash available for distribution will be distributed 98.9% to Unit holders and 1.1% to NHT, Inc. Cash distributions to Partners, if any, shall be made at such time or times as the General Partner may determine. Net loss per limited partnership Unit is based on the average number of limited partnership Units outstanding during the period of operating activity.

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The Operating Partnerships that are included in the combined financial statements either as Held and Used or as Held for Sale as of December 31, 2004 are as follows:

Partnership Name	State	Date Acquired

Held and Used

Birch Lake NHT Apartments Company Limited Partnership	Michigan	12/28/89
Glendale NHT Apartments Company Limited Partnership	Michigan	12/28/89
Lakeside NHT Apartments Company Limited Partnership	Michigan	12/28/89
Park Terrace NHT Apartments Company Limited Partnership	Michigan	12/28/89
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	12/28/89
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	12/28/89
Bingham Terrace Limited Partnership	Ohio	12/28/89
Coal Township Limited Partnership	Pennsylvania	12/29/89
Hazelwood Limited Partnership	Pennsylvania	12/29/89
Mahanoy Limited Partnership	Pennsylvania	12/29/89
RP Limited Dividend Housing Association Limited Partnership	Michigan	12/31/89
YM Limited Dividend Housing Association Limited Partnership	Michigan	12/31/89
West Allegheny Partners Limited Partnership	Pennsylvania	03/27/90

Held for Sale

W-C Apartments Limited Partnership	Oklahoma	03/02/89
W-G Apartments Limited Partnership	Oklahoma	03/02/89
W-P Apartments Limited Partnership	Oklahoma	03/02/89
W-R Apartments Limited Partnership	Oklahoma	03/02/89
Wildwood Village I Limited Partnership	Ohio	12/01/89
Wildwood Village II Limited Partnership	Ohio	12/01/89
Wildwood Village III Limited Partnership	Ohio	12/01/89
Melrose Village I Limited Partnership	Ohio	12/01/89
Summit Square Limited Partnership	Ohio	12/01/89
Washington Court House I Limited Partnership	Ohio	12/01/89
Griggs Village Limited Partnership	Ohio	12/01/89

Cash Equivalents:

For purposes of the combined statement of cash flows, the Investment Partnership and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less when purchased.

Restricted Cash:

Restricted Cash consisted of Operating Partnerships’ Property reserves of $3,026,000 and $3,204,000 in 2004 and 2003, respectively, and Investment Partnership reserves of $19,000 and $8,000 in 2004 and 2003, respectively.

Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual Properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the property reserves maintained with respect to each individual property are not available as supplementary capital for any other property or for the Investment Partnership. The purpose of these reserves is to ensure funding is available

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

for repairs and other expenditures, which may be needed for the designated property. At December 31, 2004 and 2003, these assets were maintained in demand deposit accounts with various financial institutions.

Investment Partnership reserves represent the amount that is available to supplement the Operating Partnerships’ property reserves, or to pay certain operating expenses of the Investment Partnership. At December 31, 2004 and 2003 these assets were invested in certificates of deposits, U.S. government obligations, commercial paper, demand deposits and money market accounts.

The carrying amount of reserves approximated market value at December 31, 2004 and 2003.

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

Rental Property Held for Sale:

As originally intended, the Partnership has been selling the Properties as they reach the end of their compliance periods. Subsequent to year end, three rental Properties with assets of $8,336,000 became held for sale.

Rental property held for sale at December 31, 2004 consisted of seven Ohio Properties with a signed agreement for the purchase money notes with the pre-development activities and IRP decoupling and four Oklahoma Properties in the process of following the partnership agreement to find a willing purchaser. Of the seven Ohio Properties, one was sold in May of 2005 and the remaining six were sold in March of 2006. The four Oklahoma properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships had been given a right of first refusal, which was exercised upon the withdrawal of said offer. The purchase price had to be reduced because HUD requires that 25% of the secondary debt, placed on each property through Mark-to-Market restructuring, be repaid.

Rental property held for sale at December 31, 2003 consisted of one Property which signed a purchase agreement subject to a number of conditions including the consent of the seller’s limited partners. The Property was valued at approximately $1,795,000, the lower of the carrying amount or the fair value less estimated costs to sell. The Operating Partnerships discontinue the recognition of depreciation on the rental property when the rental property is considered held for sale.

As a result of the classification of held for sale components, all related assets and liabilities have been shown separately on the balance sheet for 2004 and the results of operations for those Properties has been reported as discontinued components for all periods presented.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Assets and liabilities classified as held for sale comprised the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Property and equipment, net	$9,492	$1,795
Other assets	637	0

	$10,129	$1,795

Short-term debt	$435	$0
Interest due on short-term debt	1	0
Long-term debt	11,463	0
Interest on long-term debt	5,109	0
Other liabilities	216	0
Other liabilities due to affiliates	97	0

	$17,321	$0

Following is a summary analysis of income from discontinued operations:

	2004	2003	2002

Revenues	$4,427	$5,832	$5,748

Expenses	$4,901	6,452	6,834

Loss from rental operations	$(474)	$(620)	$(1,086)

Impairment Loss			$(284)

Gain on Disposal	$1,163	$2,513	-0-

Income (Loss) from operations of the discontinued components	$689	$1,893	$(1,370)

Cash Flows for the properties held for sale as of December 31, 2004 and 2003 is as follows:

	2004	2003

Net cash provided by operating activities	518	1,358

Net cash used for investing activities	(10)	(527)
Net cash used for financing activities	(422)	(394)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Income Taxes:

The Investment Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their share of the Investment Partnership’s taxable loss. During 2004, 2003, and 2002, Low-Income Housing Tax Credits of $37,000, $39,000, and $39,000, respectively, were generated by the Investment Partnership.

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

Impairment of Long-lived Assets:

During 2002, an impairment loss in the amount of $284,000 was recorded for an apartment project in Hebron, Ohio. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. An assessment was done to evaluate the undiscounted cash flows, which were not sufficient to recover the assets’ carrying amount. Based on this assessment, an impairment loss of $284,000 was recognized to reduce the carrying amount of the Property to its estimated fair value of $107,000, at December 31, 2002

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46-R). In addition, the FASB extended the effective date until the first NATIONAL HOUSING TRUST reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. Based on the guidance of FIN 46R, the Operating Partnerships in which the Investment Limited Partnership invests in meet the definition of a VIE. However, management does not consolidate the Investment Limited Partnership’s interest in these VIE’s under FIN 46R, as it is not considered to be the primary beneficiary. However, management has presented the combined financial statements of the Investment Limited Partnership and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements.

The Investment Limited Partner’s maximum exposure to loss as a result of its involvement with the VIE’s is limited to its investment in and receivables from those VIE’s. The Investment Limited Partner may be exposed to additional losses to the extent of any additional financial support that the Investment Limited Partner voluntarily provides to those Operating Partnerships in the future. The Investment Limited Partner’s exposure to loss on the Operating Partnership is mitigated by the condition and financial performance of the underlying properties, the non-recourse nature of the underlying debt as well as the strength of the local general partners.

2. Related Party Transactions:

Administrative Services:

The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

Management Fees, including Affiliates:

General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged. The amount of such fees, including incentive management fees, was $612,000, $692,000, and $762,000 in 2004, 2003, and 2002, respectively, including $0, $0 and $38,000 in 2004, 2003, and 2002, respectively, to an affiliate of NHT, Inc.

Partnership Management Fees, Affiliates:

The Investment Partnership is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of the Operating Partnerships in which an affiliate of a Trust member is not the property manager. This fee amounted to $35,000, $37,000, and $38,000 in 2004, 2003 and 2002, respectively. Additionally, the Investment Partnership has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $317,000, $306,000, and $301,000 in 2004, 2003 and 2002, respectively or .5% of the aggregate cost of all Properties acquired by the Operating Partnerships as of December 31, 2004, 2003 and 2002. The supervisory management fees and program management fees totaled $352,000, $343,000, and $339,000 in 2004, 2003 and 2002, respectively. The fees paid in 2004, 2003 and 2002 were $0, $0, and $0 respectively. The balance accrued for these fees was $2,142,000, $1,790,000, and $1,447,000 as of December 31, 2004, 2003 and 2002, respectively.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Land Leases:

Two Operating Partnerships which were sold in December 2003 had upon their original acquisition entered into operating land leases of 51 years and 99 years with affiliates of the general partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and account for the prepaid leases using the interest method. These lease obligations were with the Operating Partnerships’ and were sold with the Property. The Investment Partnership has no obligations on either of these leases.

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

Estimated payments required on these loans during the next five years and thereafter (in thousands) at December 31, 2004 are as follows:

	Continuing Operations	Discontinued Components

2005	$15,029	$435
2006	997	470
2007	619	509
2008	671	507
2009	726	545
Thereafter	14,928	9,432

	$32,970	$11,898

4. Uncertainties:

Going Concern

The Investment Partnership has had recurring losses and doubt exists about its ability to pay its outstanding payables. The Investment Partnership was formed in 1987, with the stated purpose to acquire, hold, maintain, operate and dispose of low-income housing developments. It has always been contemplated that the Investment Partnership will wind up its affairs and dissolve after the end of the compliance period of those properties. However, as the dissolution of the Investment Limited Partnership was not imminent as of December 31, 2004, the combined financial statements are presented assuming the Investment Limited Partnership will continue as a going concern.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The Investment Partnership’s current focus is the disposition of those Properties as they reach the end of their tax-credit compliance periods. As of December 31, 2004, only one Property had not reached the end of its compliance period. Eleven of the twenty-two Properties which have reached the end of their compliance period are listed as “held for sale.” In an effort to facilitate those dispositions, NHT, Inc., as supervisory general partner, has contacted the managing general partners of the operating Partnerships to obtain their plans of sale for the remaining Operating Partnerships.

As the Investment Partnership disposes of its Properties after their respective compliance periods or otherwise, the continued existence of the Investment Partnership as a going concern becomes an issue for accounting purposes. Because there are no new properties replacing disposed Properties and because properties having greater value in terms of cash flow in excess of debt service are more readily disposable than properties having less value, the Investment Partnership would likely not be considered as a going concern for the purpose of generally accepted accounting principles.

The Investment Partnership will be dissolved as soon as the last Operating Partnership has been sold and the final reporting on the Investment Partnership is complete; however, there can be no assurance that the Investment Partnership will remain liquid until all the Operating Partnerships are dissolved. In the interim, the Investment Partnership plans to operate on supervisory and program management fees, which some of the remaining Operating Partnerships pay annually; proceeds (if any) from the sale of the Operating Partnership; and repayment of loans from the Operating Partnerships when those properties are sold, of which there can be no assurance as to the adequacy of these amounts.

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

The Operating Partnerships received approximately $5,944,000, $6,692,000 and $6,355,000 of rental assistance payments from HUD for the years ended December 31, 2004, 2003 and 2002, respectively, which represents 51.6%, 52.2% and 50.7% of the partnerships’ total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

There are eighteen Properties with HAP contracts. The HAP contracts for nine of these Properties are due to expire during 2005. The majority of the contracts set to expire in 2005 contain annual or six-month renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2004, 2003 AND 2002

Liquidity:

Low-income housing projects, such as those owned by the Operating Partnerships, frequently generate limited cash flow, and, therefore, the potential for cash flow deficits exists. Because of limitations imposed by HUD and other lenders, the various reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Further, the general partners of the Operating Partnerships and of the Investment Partnership have limited resources to fund deficits which may be generated by one or more Operating Partnerships.

Promissory Notes:

As indicated in Note 3, substantially all of the promissory notes are primarily nonamortizing until the related Properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Fourteen of the loans are due in the years 2004 - 2007 (principal and accrued interest of $33,814,000 at December 31, 2004); the remaining loans are due during the years 2030 - 2040 (principal and accrued interest of $5,042,000 at December 31, 2004). All of the loans which are due during the years 2004 - 2007 are due prior to the maturity of the first mortgages on the Properties, which generally mature during the years 2011 - 2031. The General Partner anticipated that the Properties would be sold as the promissory notes came due, but the sales did not occur as expected. The Operating Partnerships continue to make payments on the mortgages until the Property can be sold. As these notes are non-recourse to the Investment Partnership, their ultimate resolution will not impact the ability of the Investment Partnership to continue as a going concern.

5. Taxable Loss and Basis of Assets:

The difference between the 2004 financial statement loss and the tax return loss consists of tax depreciation excess of book depreciation of $235,000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

The difference between the 2003 financial statement loss and the tax return loss consists of tax depreciation in excess of book depreciation of $670,000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

A reconciliation of the financial statements carrying amount of total assets to the tax basis as of December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Net carrying amounts of fixed assets – financial statement	$32,508	$35,948

Difference which consists principally of the difference in depreciation for tax purposes as well as impairment losses recorded for financial statement purposes	4,117	3,087

Net carrying amounts of fixed assets – tax return	$36,625	$39,035

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2004, 2003 AND 2002

6. Gain (Loss) on Sale of Rental Property:

In December 2004, the partnership recognized an additional loss of $23,000 for a Property that was sold in 2003.

On October 7, 2004, the partnership sold Hebron Village Limited Partnership, a Property located in Hebron, Ohio. The sale relieved the Partnership of liabilities in excess of assets and which resulted in a gain of $714,000.

On May 12, 2004, the partnership sold Century Place NHT Apartments Company Limited Partnership, a Property located in Greenville, Michigan. The sale relieved the Operating Partnership of liabilities in excess of assets and which resulted in a gain of $472,000.

On December 31, 2003, the partnership sold St. Martin’s Associates Limited Partnership, a Property located in Seattle, Washington. The sale relieved the Operating Partnership of liabilities in excess of assets and which resulted in a gain of $135,000.

On December 5, 2003, the partnership sold Stygler Village Limited Partnership, a Property located in Columbus, Ohio. The sale relieved the Operating Partnership of liabilities in excess of assets and which resulted in a gain of $2,378,000.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2004, 2003 AND 2002

7. Quarterly Financial Information (unaudited):

The following is a summary of results of operations for each of the four quarters for the years indicated:

(In Thousands except per Unit Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Total Revenue from Continuing Operations	$1,756	$1,741	$1,760	$1,914

Loss from Continuing Operations	$(641)	$(535)	$(490)	$(1,144)
Income (Loss) from Discontinued Operations	(181)	439	(96)	527

Net Loss	$(822)	$(96)	$(586)	$(617)

Per Unit Loss from Continuing Operations	$(0.63)	$(0.52)	$(0.48)	$(1.13)
Per Unit Income (Loss from) Discontinued Operations	(0.18)	0.43	(0.10)	.52

Per Unit Net Loss	$(0.81)	$(0.09)	$(0.58)	$(0.61)

2003
Total Revenue from Continuing Operations	$1,676	$1,743	$1,747	$1,868

Loss from Continuing Operations	$(919)	$(709)	$(867)	$(606)
Income (Loss) from Discontinued Operations	(165)	(141)	(179)	2,378

Net Income (Loss)	$(1,084)	$(850)	$(1,046)	$1,772

Per Unit Loss from Continuing Operations	$(0.90)	$(0.69)	$(0.85)	$(0.59)
Per Unit Income (Loss) from Discontinued Operations	(0.16)	(0.14)	(0.17)	2.32

Per Unit Net Income (Loss)	$(1.06)	$(0.83)	$(1.02)	$1.73

2002
Total Revenue from Continuing Operations	$1,635	$1,654	$1,633	$1,892

Loss from Continuing Operations	$(767)	$(713)	$(669)	$(795)
Loss from Discontinued Operations	(158)	(155)	(59)	(998)

Net Loss	$(925)	$(868)	$(728)	$(1,793)

Per Unit Loss from Continuing Operations	$(0.75)	$(0.70)	$(0.65)	$(0.78)
Per Unit Loss from Discontinued Operations	(0.15)	(0.15)	(0.06)	(0.97)

Per Unit Net Loss	$(0.90)	$(0.85)	$(0.71)	$(1.75)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2004, 2003 AND 2002

8. Contingency:

Low–Income Housing Tax Credits

A person’s or entity’s eligibility for Low-Income Housing Tax Credits is contingent on the ability to maintain compliance with applicable sections of Section 42 of the Internal Revenue Code. Section 42(k)(1) Application of At-Risk Rules shall apply in determining the qualified basis of any building in the same manner as such sections apply in determining the credit base of the property. Section 42(k)(2) enumerates the special rules for determining a Qualified Person for purposes of paragraph (1) and in regards to Section 42(k)(2)(D) Repayment of Principal and Interest. Financing borrowed from a qualified nonprofit organization, which is a Qualified Person as described in Section 49(a)(1)(D)(iv)(II) with respect to a building, is required to be fully repaid on the date the financing matures or the 90th day after the end of Section 42 compliance period. Certain purchase money notes were not repaid within the time period required under Section 42(k)(2)(D). As a result, there is potential recapture of previously claimed tax credits to the non-corporate Unit holders for the applicable portion of the purchase money notes that were calculated and included in basis for those projects. The risk of recapture of tax credits for non-corporate Unit holders exists under Section 6501(a) Limitations on Assessment and Collection of the amount of any tax imposed shall be assessed within 3 years after the return was filed, whether or not such return was filed on or after the date prescribed. The term “return” means the return required to be filed by the taxpayer and does not include a return of the partnership from which the taxpayer received an item of income, gain, loss, deduction or credit.

Litigation

As of the date of this report, there were no known threatened, pending, or actual litigation that could materially adversely affect the Investment Partnership or any of the Operating Partnerships.

9. Subsequent Events

As discussed in Note 1, several properties were sold subsequent to December 31, 2004.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

National Housing Trust Limited Partnership is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, including the Chief Executive Officer and Chief Financial Officer of NHT, Inc., the General Partner of the Investment Partnership, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management, with the participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, has evaluated the effectiveness of the disclosure controls and procedures of the Investment Partnership as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

The general partners of certain of the Operating Partnerships and the Managers of certain Properties are not under the control of the Investment Partnership or General Partner. The Investment Partnership relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of the Investment Partnership. The financial information regarding certain of the Operating Partnerships with unaffiliated general partners was not provided to the Investment Partnership in a timely basis, and as a result, the Investment Partnership was unable to prepare and file this report on Form 10-K in a timely manner. As a result, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of December 31, 2004, the end of the period covered by this report, the Investment Partnership’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

To address this lack of timely reporting, the Investment Partnership has worked together with the unaffiliated general partners to obtain all necessary financial information and to identify methods for ensuring future timely reporting. For the 2004 audit, some of the auditors of the operating partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of the Investment Partnership from completing the Investment Partnership audit until the audit requirements of the property partnerships were met. In order to comply with PCAOB standards, the Investment Partnership auditors requested additional documentation from each of the operating partnerships that would allow the Investment Partnership auditor to complete the property audits according to PCAOB standards. Since the standards were new, it took additional time to outline exactly what needed to be done and who would bear the cost of the additional audit procedures. After that, it took additional time to get the operating partnerships’ auditors to comply with the requests. For 2006 and forward, the additional documentation needed to complete the property audits according to PCAOB standards is now included in the original documentation request from each of the property auditors at the time of the audit.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Investment Partnership has no officers and directors. Officers and trustees of the General Partner are as follows:

Name	Age	Office/Position	Term Expires
James A. Bowman	51	President, Chief Executive Officer and Trustee	2005
Robert M. Snow	53	Vice President, Secretary and Trustee	2005
Joseph R. Kasberg	53	Assistant Treasurer	2005
Susan E. Basting	44	Chief Financial Officer, Treasurer and Trustee	2005

James A. Bowman is President and Chief Executive Officer of the National Affordable Housing Trust and NHT, Inc. Mr. Bowman joined the staff in August of 1998. Previously he served as Senior Vice President with National City Investments and as Director of Finance for Franklin County (Ohio). Mr. Bowman is a graduate of The Ohio State University with a Bachelor’s Degree in Economics and a Master’s Degree in Public Administration.

Robert M. Snow is Vice President of National Affordable Housing Trust, Inc. and NHT, Inc. Mr. Snow is in charge of Development for NHTLP and has been an officer since 1992. Mr. Snow received a Bachelor’s Degree from Lafayette University.

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

Audit Committee Financial Expert

National Housing Trust Limited Partnership, being a partnership governed by its partnership agreement, has neither a board of directors nor an audit committee. Pursuant to its partnership agreement, all right, power, and authority in the management of NHTLP is delegated to, and exercised by, NHT, Inc. as the General Partner, including the power and authority to engage a firm of independent public accountants to review and examine NHTLP’s financial statements. The entire economic interest of all partnership Units in NHTLP are derived solely from NHTLP’s interests in the Operating Partnerships and their Properties as a discrete pool of assets that will be disposed of as they reach the end of their respective tax compliance periods over the next two years (see discussion under Item 1 and under the headings “General Disposition Information” and “Current Dispositions” of Item 7). As such, there is no present intention to change the governance structure.

Code of Ethics

As the General Partner of the Investment Partnership, NHT, Inc. exercises its power and authority pursuant to NHTLP’s partnership agreement that includes fiduciary duties and restrictions on activities that is tantamount to a formal written code of ethics. A copy of the partnership agreement can be obtained at no charge by written request to NHT, Inc., 2335 North Bank Drive, Columbus, Ohio 43220.

ITEM 11	EXECUTIVE COMPENSATION

National Housing Trust Limited Partnership has no officers or directors. However, as outlined in the public offering prospectus, various fees and reimbursements are paid to the general partners of the Operating Partnerships and their affiliates, as well as certain fees paid to NHT, Inc. as General Partner of the Investment Partnership

Form of Compensation	Entity Receiving Compensation	Method of Determination and Estimated Dollar Amount

Reimbursement of the cost of administrative services provided to the Partnership by the General Partner or its Affiliates	General Partner and/or Affiliates	The lesser of (i) actual costs incurred, or (ii) 90% of the amount that an independent third party would charge for such services.

Property Management Fees	General Partner(s) (of the Operating Partnerships) and/or Affiliates of Trust Members

In consideration of the property management services to be provided by any Affiliate of a Trust Member to an Operating Partnership, the amount approved by the government agency which regulates the Property through insurance or subsidy programs. From such amount, the Affiliate will be required to discharge all fees and expenses incurred in connection with bookkeeping services and fees paid to non-related persons for property management services.

Supervisory Management Fees	General Partner

0.5% of annual gross revenues of any Operating Partnership in which an Affiliate of a Trust Member is not the property manager will be paid (or accrued, if cash for payment is not available) to the General Partner in its capacity as a supervisory general partner of such Operating Partnership.

Program Management Fee	General Partner

A total of 1% of Gross Proceeds ( subject to future upward adjustment of no more than 5% per year, in accordance with a consumer price index) will be paid ( or accrued, is cash for payment is not available) by the Partnership annually to the General Partner for managing the Partnership. In no event will the Program Management Fee and the Supervisory Management Fees payable for any year aggregate more than 0.5% of the total cost of the Properties acquired by the Operating Partnerships.

The following is a summary of such fees paid or accrued for the years ended December 31, 2004, 2003 and 2002:

		(In Thousands)
Fee or Reimbursement Type	Payee	2004	2003	2002
Property management fees	General Partners of Operating Partnerships	$612	$692	$762

Partnership management fees	NHT, Inc.	$352	$343	$339

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit holders with more than 5% ownership interest as of December 31, 2004.

Name of Unit Holder	Number of Units	Percentage of Ownership
Bankers Atlantic Reinsurance Corp	100,750	9.93
First Trust Savings Bank	100,000	9.86

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Housing Trust Limited Partnership, a Delaware limited partnership (the “Investment Partnership”) was formed to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships (“Operating Partnerships”). NHT, Inc. (The “General Partner” or “NHT, Inc.”) serves as a General Partner of the Investment Partnership and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships. The Investment Partnership and the Operating Partnerships are referred to collectively as the “Partnerships.”

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

National Affordable Housing Trust, Inc. (the “Trust”) a nonprofit corporation, is the sole member of the General Partner. The Trust in turn has three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the “Trust Members”). A fourth member, Evangelical Lutheran Good Samaritan Society, was added in 2007. It is a non-profit corporation organized under the laws of North Dakota in 1922.

Administrative Services:

The Trust provides certain administrative services for the Investment Partnership, for which, if charged, the Partnerships are required to reimburse the Trust. No such charges by the Trust were made in any year presented.

Management Fees, including Affiliates:

General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged.

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

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the annual audit of the financial statements, including the review of the Form 10-K and the quarterly review of the Form 10-Q, were $63,300 for 2004 and $27,600 for 2003. The 2004 audit fee includes

$24,000 for additional audit procedures performed by the Fund auditor for PCAOB requirements for each of the properties.

Audit Related Fees

The aggregate audit related fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements were $4,600 for 2004 and $4,600 for 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $13,800 for 2004 and $13,800 for 2003.

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

(b)	Reports on 8-K

None.

3. Exhibits

(a) Exhibits

Exhibit No.		Description

*	3.1	Form of Amended and Restated Agreement of Limited Partnership of the issuer (attached to the Prospectus as Exhibit A)

*	3.2	Certificate of Limited Partnership of the issuer.

*	10.1	Escrow Agreement between FirsTier Bank, N.A. and the issuer.

*	10.2	Form of Purchase and Sale Agreement (including form of Purchase Money Note).

*	10.3	Form of Operating Partnership Agreement.

**	10.4	Guarantee Agreement between the Trust and the Partnership.

**	10.5	Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

**	10.6	Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

**	10.7	Letter Agreement between National Church Residences and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by National Church Residences or its affiliates.

**	10.8	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to withdrawal from the Trust or from Operating Partnerships by Retirement Housing Foundation or its affiliates.

**	10.9	Letter Agreement between the Trust and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

**	10.10	Letter Agreement between National Church Residences and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

**	10.11	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

***	10.12(a)

Purchase and Sale Agreement, with amendments, by and among Willow Creek Apartments, Ltd., Willow Park Apartments, Ltd., Willow Garden Apartments, Ltd. and Willow Rock Apartments, Ltd., and the March Company dated May 6, 1988.

***	10.13(a)	Operating Partnership Agreement for W-R Apartments, L.P., dated March 2, 1989.

***	10.12(b)	Purchase and Sale Agreement with amendments, by and among Trinidad Apartments, and Springchase Apartments.

***	10.13(b)	Operating Partnership Agreement for Trinidad Apartments and Springchase Apartments.

***	10.12(c)	Purchase and Sale Agreement with amendments, by and among Melrose Village.

***	10.13(c)	Operating Partnership Agreement for Melrose Village, Limited Partnership, dated December 1, 1989.

***	10.12(d)	Purchase and Sale Agreement with amendments, by and among Aspen Apartments.

***	10.13(d)	Operating Partnership Agreement for Aspen NHT Apartments Limited Partnership, dated December 28, 1989.

***	10.12(e)	Purchase and Sale Agreement with amendments, by and among Bingham Terrace Apartments.

***	10.13(e)	Operating Partnership Agreement for Bingham Terrace Limited Partnership, dated December 29, 1989.

***	10.12(f)	Purchase and Sale Agreement with amendments, by and among Coal Township Elderly, Hazelwood Apartments, and Mahanoy Elderly.

***	10.13(f)	Operating Partnership Agreement for Coal Township Elderly, Hazelwood Apartments, and Mahanoy Elderly dated December 29, 1989.

***	10.12(g)	Purchase and Sale Agreement with amendments, by and among Research Park and Young Manor.

***	10.13(g)	Operating Partnership Agreement for RP Limited Dividend Housing Association Limited Partnership and YM Limited Dividend Housing Association Limited Partnership, dated December 31, 1989.

	****	10.12(h)	Purchase and Sale Agreement with amendments, by and among West Allegheny Partnership, L.P.

	****	10.13(h)	Operating Partnership Agreement for West Allegheny Partnership, L.P., dated March 27, 1990.

		Exhibit 31.1	Certification of Chief Executive Officer Dated April 12, 2007
		Exhibit 31.2	Certification of Chief Financial Officer Dated April 12, 2007
		Exhibit 32.1	Certification of Chief Executive Officer Dated April 12, 2007
		Exhibit 32.2	Certification of Chief Financial Officer Dated April 12, 2007

*		Filed under the identical Exhibit Number in Amendment No. 2 to the issuer’s Registration Statement on Form S-11 (Commission File No. 33-15285) and incorporated herein by reference.

**		Filed under the identical Exhibit Number on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP

Condensed Balance Sheets	December 31,
	2004	2003
Assets	(In Thousands)
Current assets:
Cash	$19	$8
Accounts receivable, Operating Partnerships, net of allowance of $482 and $434 in 2004 and 2003	31	99

Total current assets	50	107

Notes receivable, Operating Partnership, net of allowance of $772 and $772 in 2004 and 2003	-	-

	$50	$107

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable, primarily general partner	$2,469	$1,947

Deficit in Operating Partnerships	29,922	26,600
Partners’ Deficit	(32,341)	(28,440)

	$50	$107

Condensed Statements of Operations	Years Ended December 31
	2004	2003	2002
Revenues:	(In Thousands)
Program management fees from Operating Partnerships	$131	$151	$191
Interest	0	0	7

	131	151	198

Expenses:
Program management fees, general partner	351	343	339
Administrative	321	405	554

	672	748	893

Loss before equity in loss of Operating Partnerships and gain on sale of rental property	(541)	(597)	(695)

Gain on sale of rental property	1,163	2,513	-

Equity in loss of Operating Partnerships	(2,743)	(3,124)	(3,619)

Net loss	$(2,121)	$(1,208)	$(4,314)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP (CONTINUED)

Condensed Statements of Cash Flows	Years Ended December 31
	2004	2003	2002
	(In Thousands)

Cash (used)/provided by operating activities	$158	$(24)	$5

Financing activities, loans to Operating Partnership	(160)	(172)	(318)

Financing activities, distributions from Operating Partnerships, net	13	7	-

Increase (decrease) in cash	$11	$(189)	$(313)

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

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2004

FOR CONTINUING OPERATIONS

(1 of 3)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION		GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD				LIFE ON WHICH DEPRECIATION IN LATEST INCOME
PARTNERSHIP NAME		ENCUMBRANCES	LAND	BUILDING & IMPROVEMENTS	BUILDING & IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENTS IS COMPUTED
Birch Lake	Low-income housing project Located in Ludington, MI	730	56	805	68	56	873	929	474	12/28/89	27 1/2 years
Glendale	Low-income housing project Located in Scottville, MI	356	27	414	6	27	420	447	233	12/28/89	27 1/2 years
Lakeside	Low-income housing project Located in Cadillac, MI	1,125	76	1,023	296	76	1,319	1,395	712	12/28/89	27 1/2 years
Park Terrace	Low income housing project Located in Williamston, MI	854	73	1,065	24	73	1,089	1,162	604	12/28/89	27 1/2 years
Traverse Woods II	Low-income housing project Located in Petoskey, MI	2,294	188	2,787	1,879	188	4,666	4,854	1,926	12/28/89	27 1/2 years
Bingham Terrace	Low-income housing project Located in Cadiz, OH	746	16	1,092	390	20	1,482	1,502	497	12/29/89	40 years
Coal Township	Low-income housing project Located in Coal Township, PA	3,442	150	4,511	1,015	150	5,526	5,676	2,840	12/29/89	27 1/2 years
Hazelwood	Low-income housing project Located in Luzerne County, PA	3,316	200	4,379	557	200	4,936	5,136	2,567	12/29/89	27 1/2 years
Mahanoy	Low-income housing project Located in Mahanoy City, PA	4,277	125	5,915	1,038	125	6,953	7,078	3,671	12/29/89	27 1/2 years
Research Park	Low-income housing project Located in Detroit, MI	8,915	850	9,678	(3,485)	436	6,193	6,629	3,522	12/31/89	27 1/2 years
Young Manor	Low-income housing project Located in Detroit, MI	4,747	400	6,512	324	400	6,836	7,236	4,203	12/31/89	27 1/2 years
West Allegheny	Low-income housing project Located in Philadelphia, PA	2,168	50	836	(67)	50	769	819	157	3/27/90	40 Years

	Total from Held and Used	$32,970	$2,211	$39,017	$2,045	$1,801	$41,062	$42,863	$21,406

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2004

FOR DISCONTINUED COMPONENTS

(2 OF 3)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH DEPRECIATION IN LATEST INCOME
PARTNERSHIP NAME	DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	BUILDINGS & IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENTS IS COMPUTED
Willow Creek	Low-income housing project Located in Bartlesville, OK	1,106	123	1,373	188	123	1,561	1,684	861	3/02/89	27 1/2 years
Willow Gardens	Low-income housing project Located in Bartlesville, OK	1,323	94	1,630	160	94	1,790	1,884	993	3/02/89	27 1/2 years
Willow Park	Low-income housing project Located in Bartlesville, OK	1,127	157	1,513	130	157	1,643	1,800	939	3/02/89	27 1/2 years
Willow Rock	Low-income housing project Located in Bartlesville, OK	1,311	148	1,508	331	148	1,839	1,987	976	3/02/89	27 1/2 years
Wildwood I	Low-income housing project Located in Columbus, OH	1,232	123	1,783	109	123	1,892	2,015	1,089	12/01/89	27 1/2 years
Wildwood II	Low-income housing project Located in Columbus, OH	973	117	1,526	1	117	1,527	1,644	891	12/01/89	27 1/2 years
Wildwood III	Low-income housing project Located in Columbus, OH	1,191	178	1,725	59	178	1,784	1,962	1,023	12/01/89	27 1/2 years
Melrose Village	Low income housing project Located in Findlay, OH	669	89	983	72	89	1,055	1,144	595	12/01/89	27 1/2 years
Summit Square	Low-income housing project Located in Dayton, OH	2,054	105	3,327	54	105	3,381	3,486	1,961	12/01/89	27 1/2 years
Washington Court House	Low-income housing project Located in Washington CH, OH	630	81	932	24	81	956	1,037	557	12/01/89	27 1/2 years
Griggs Village	Low-income housing project Located in Columbus, OH	282	36	610	25	36	635	671	370	12/01/89	27 1/2 years

	Total from Held for Sale	11,898	1,251	16,910	1,153	1,251	18,063	19,314	10,255

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR YEAR ENDED DECEMBER 31, 2004

(3 OF 3)

(In Thousands)

	December 31
Real Estate:	2004	2003	2002

Balance at beginning of period:	$65,110	$71,937	$71,014

Additions during period:
Improvements	209	495	1,207

Deductions during period *:	(22,456)	(7,322)	(284)

Balance at end of period:	$42,863	$65,110	$71,937

Accumulated Depreciation:

Balance at beginning of period:	$30,093	$31,014	$28,988

Additions during period:
Depreciation expense	2,151	2,740	2,026

Deductions during period: **	(10,838)	(3,661)	-0-

Balance at end of period:	$21,406	$30,093	$31,014

* Includes deductions for Properties held for sale Also includes a deduction for an impairment loss in 2002.

** Includes deductions for Properties held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Housing Trust Limited Partnership By: NHT, Inc. General Partner

Date: April 12, 2007	By	/s/James A. Bowman James A. Bowman, President and Chief Executive Officer, NHT, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* * * * *

Date: April 12, 2007	By	/s/James A. Bowman James A. Bowman, Trustee President and CEO, NHT, Inc.
* * * * *

Date: April 12, 2007	By	/s/Robert M. Snow Robert M. Snow, Trustee Vice President and Secretary, NHT, Inc.
* * * * *

Date: April 12, 2007	By	/s/Susan E. Basting Susan E. Basting, Trustee Chief Financial Officer and Treasurer, NHT, Inc.