Form 10-Q
period 2005-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2007-08-22
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2005.

OR

☐	Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2981989
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2335 North Bank Drive, Columbus, OH 43220
(Address of Principal Executive Office) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (614) 451-9929

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

March 31, 2005 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

(In Thousands)

	March 31 2005	December 31 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$982	$523
Tenants’ security deposits	304	295
Mortgage escrow deposits	610	578
Prepaid expenses and other assets	848	1,196

Total current assets	2,744	2,592

Restricted Cash:	3,115	3,045

Rental property held for sale:	17,712	10,129

Rental property:
Buildings and improvements	26,987	41,062
Furniture and equipment	1,048	1,985

	28,035	43,047
Less accumulated depreciation	(14,243)	(22,469)

	13,792	20,578
Land	892	1,801

	14,684	22,379

Total assets	$38,255	$38,145

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

	March 31, 2005	December 31 2004
	(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$11,110	$15,029
Accrued interest on current maturities	6,279	13,618
Accounts payable and accrued expenses	1,761	826
Accounts payable affiliates	2,342	2,931
Rents received in advance	109	81
Deposits held	344	341
Accrued interest on mortgage notes payable	32	106

Total current liabilities	21,977	32,932

Liabilities to be disposed of by sale	40,085	17,321

Long-term debt, less current maturities:
Mortgage notes payable	4,664	13,487
Promissory notes	2,584	4,454
Accrued interest, mortgage notes payable	1,797	2,293

	9,045	20,234

Partners’ deficit:
General Partners:
NHT, Inc.	(39)	(38)
Other Operating General Partners	(290)	(285)

Limited partners:
Issued and outstanding 1,014,668 investment units	(32,523)	(32,019)

	(32,852)	(32,342)

Total liabilities and partners’ capital	$38,255	$38,145

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In Thousands, except per Unit Amounts)

	2005	2004
Revenues:
Rental revenues	$1,068	$1,062
Other income	45	47

Total revenues	1,113	1,109

Expenses:
Administration	168	161
Operating and maintenance	200	175
Management fees	73	71
Partnership asset management fees	88	86
Utilities	165	162
Taxes and insurance	240	214
Depreciation and amortization	256	255

Total expenses	1,190	1,124

Loss from rental operations	(77)	(15)

Other revenues and (expenses):
Interest income	1	1
Interest expense	(357)	(356)

Loss from continuing operations	$(433)	$(370)

Loss from operations of the discontinued components	$(77)	$(452)

Net loss	$(510)	$(822)

Loss per limited partnership Unit from continuing operations	(0.43)	(0.36)
Loss from operations of the discontinued components	(0.07)	(0.45)

Net loss per limited partnership Unit	$(0.50)	$(0.81)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In Thousands)

	2005	2004
Cash flows from operating activities:
Net loss	$(510)	$(822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	256	588
Accrued interest on promissory notes	530	573
Changes in operating assets and liabilities:
(Increase) decreased in deposits, prepaid and other assets	288	(198)
Increase in accounts payable and accrued Expenses	882	464
Decrease in accounts payable – affiliates	(524)	—
Increase (decrease) in other current liabilities	31	(46)

Cash provided by operating activities	953	559

Investing activities:
Additions to buildings, furniture and equipment, net	(109)	(269)
Deposits to restricted cash, net	(87)	(110)

Cash used for investing activities	(196)	(379)

Financing Activities:
Payment of term debt	(298)	(275)

Net cash used for financing activities	(298)	(275)

Increase (decrease) in cash and cash equivalents	459	(95)

Cash and cash equivalents beginning of year	523	808

Cash and cash equivalents end of period	$982	$713

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(UNAUDITED)

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying combined financial statements include the accounts of National Housing Trust Limited Partnership (“NHTLP”) and the Operating Partnerships in which it has acquired significant limited partnership interests.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the combined financial position, results of operations, and cash flows on a consistent basis.

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to NHTLP’s 2004 Annual Report on Form 10-K for additional disclosures including a summary of NHTLP’s accounting policies.

NOTE B—RENTAL PROPERTY HELD FOR SALE

As originally intended, NHTLP has been selling the Properties as they reach the end of their compliance periods.

Rental property held for sale as of March 31, 2005 consisted of seven Ohio Properties, four Oklahoma Properties and three Michigan Properties. The seven Ohio Properties all had purchase money notes. Part of the purchase agreement included a signed agreement for the purchase money notes. One of these Properties was sold in June 2005, and the remaining six Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because the Department of Housing and Urban Development (“HUD”) requires the repayment of 25% of the secondary debt placed on each Property through Mark-to-Market restructuring. The sale of these Properties is expected to be finalized by November 2007. Of the three Michigan Properties, one was sold in June 2006, one was sold in August 2006 and the third was sold in January 2007.

Rental property held for sale as of March 31, 2004 consisted of eight Ohio Properties, four Oklahoma Properties and one Michigan Property. The eight Ohio Properties all had purchase money notes. Part of the purchase agreement included a signed agreement for the purchase money notes with the pre-development activities and IRP decoupling. One of these Properties was sold in October 2004; one Property was sold in June 2005; and the remaining six Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships had been given a right of first refusal, which was exercised upon the withdrawal of said offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt, placed on each property through Mark-to-Market restructuring. The sale of these Properties is expected to be finalized by November 2007. The Michigan property was sold in May 2004.

As a result of the classification of held for sale components, all related assets and liabilities have been shown separately on the balance sheet for 2005 and the results of operations for those Properties has been reported as discontinued components for all periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, NHTLP raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, NHTLP had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in NHTLP’s reserves and $16,989,000 was invested in thirty-one Operating Partnerships. The thirty-one Operating Partnerships that were acquired owned low-income housing developments eligible for the Low-Income Housing Tax Credit (“LIHTC”). One of the Properties was also eligible for the historic rehabilitation tax credit. The thirty-one acquisitions occurred from October 1988 through March 1990.

Each Operating Partnership’s Property qualifies for the LIHTC. The LIHTC was created by the 1986 Tax Reform Act and is governed by Section 42 of the Internal Revenue Code. In order for a Property to qualify for the LIHTC, the Property must be utilized as a low-income property for at least 15 years (a “compliance period”) before it can be sold. The Properties are being placed for sale or liquidated as their 15-year compliance periods are completed with the anticipation that all Properties will be disposed of before 2009. NHTLP serves as a conduit of the Operating Partnerships’ tax credits, passive losses, portfolio income and other tax information to the Unit holders. The LIHTCs are allocated to the Unit holders for 10 years after a Property has been placed in service and qualified by and leased to eligible households. The LIHTCs were first allocated to Unit holders in 1988. NHTLP elected a special option available in 1990 to accelerate the LIHTC for individuals who had an interest in NHTLP before October 26, 1990. Qualifying Unit holders received a tax credit of 150% of the LIHTC otherwise allowable for the first tax year ending December 31, 1990. The remaining tax credit available for 1991 and subsequent tax years is being reduced on a pro rata basis by the amount of the 1990 increased credit. Non-qualifying Unit holders will receive the original unaccelerated tax credit for the remaining qualifying tax years of their investment.

NHTLP has determined that no tax credits will be available after the 2004 tax year since each Property’s compliance period has expired.

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

Because all the Properties have reached the end of their respective compliance periods, the focus of NHTLP is disposition of these Properties. Any disposition is subject to varying degrees of risk which are discussed under the headings “Risk Factors—Certain Other Risks—Disposition of the Properties” in the 2004 10-K; and “General Disposition Information” on page number 9 of this report.

Properties

As of March 31, 2005, average occupancy of the Properties was 95.8%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park Property in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority (“MSHDA”) to work out a solution to enable the Property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April of 2002, the Existing Condition Analysis for Research Park revealed current needs of approximately $4,616,933 in repairs or $18,844 per unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed an MSHDA inspection. As a result of its REAC score, the Property was forced into HUD’s Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

An MIO Plan is ordinarily required to be a six-month plan; however, due to Research Park’s condition, HUD permitted a one-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002, and HUD accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicated that $414,000 needed to be invested immediately to correct deficiencies. In April 2003, HUD gave written notice that Research Park had been removed from the Enforcement Center.

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

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C., to manage Research Park beginning in October 2002. For the quarter ended March 31, 2005, the net loss on this Property was $82,000, a decrease of 47.4% compared to the March 31, 2004 net loss of $156,000.

As of March 31, 2005, NHTLP has contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period from March 31, 2005 through August 2006, when the property was sold.

In 2003, the managing general partner attempted to sell the Research Park Operating Partnership to MHT Housing Inc., a Michigan nonprofit corporation, but was prevented from doing so because HUD refused to grant a waiver related to Rental Assistance Program (“RAP”) subsidy. Without a waiver, refinancing will extinguish the RAP subsidy and thus increase the risk of foreclosure. Consequently, the Partnership was not disposed of prior to the end of its compliance period on December 31, 2004.

In addition to the effort to sell the project to the highest bidder, the General Partner and the management company negotiated settlements with trade-payable creditors. Negotiations with creditors were concluded in June 2004. Payables incurred during the periods of the previous management were reduced to $130,000 through payments from NHTLP’s reserves and agreements with trade creditors for the reduction of debt. As of March 31, 2005, trade payables (excluding those to previous management) had a balance of $284,000. Occupancy was steady at 95%, which, as noted above, contributed to operating cash flow.

An assessment of the fair market value of this project was prepared by Marcus and Millicap Real Estate Investment Brokerage Company in June 2004. It concluded that if HUD approved the recommended rent increase and MSHDA forgave a portion of the debt, the property could be a marketable asset. As of October 2004, two parties had expressed interest in acquiring this property. Initial bid proposals were requested and received on October 15, 2004.

In January 2005, NHTLP entered into a purchase-and-sale agreement with an affiliate of Keystone Management. The agreement was contingent on an award of 9% tax credits in July 2005. The tax credits were awarded and the sale of the Property was scheduled to close by December 2005. Pursuant to the agreement, MSHDA forgave debt in the amount of $1.5 million. The closing date was delayed until HUD re-examined the buyer’s previous experience and released a procedural red flag allowing the sale of the Property to close. The sale of the Property closed in escrow in July 2006. The final closing occurred in August 2006. The sale of Research Park greatly reduced the liability risk to NHTLP.

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

A Greenville, Michigan Property

A Greenville, Michigan Property continued experiencing cash flow deficits. The Property did not adequately fund reserves for taxes, insurance and replacement reserves. As of December 2001, the Property was deficient in the payment of real estate taxes and received advances from the USDA Rural Housing Service to pay the delinquent taxes. As a result, the Property was technically in default of the loan agreement and was at risk of receiving a “Notice of Acceleration of Debt” from the USDA Rural Housing Service. To resolve this, the rental assistance payments due to the Partnership were withheld and applied to the advances from the USDA Rural Housing Service. As part of the work-out strategy, the managing general partner entered into a purchase and sale contract to sell the Property. This sale was approved by the Partnership as Limited Partner of the Operating Partnership and by the Unit holders. Since the Property transfer took place prior to the end of the 15-year compliance period, the LIHTCs are bonded for 58 months beyond the 15-year compliance period. The sale closed in the second quarter of 2004, and proceeds of $71,000 were distributed to NHTLP. Because NHTLP’s liabilities were in excess of its available assets and cash, no distributions were made to the Unit holders.

A Scottsville, Michigan Property

A Scottsville, Michigan Property has experienced cash flow difficulties and has been unable to fund its replacement reserve as required by the USDA Rural Housing Service, or to pay tax and insurance expenses due at the end of 2003. The managing general partner of the Operating Partnership has been working with the USDA Rural Housing Service to attempt to resolve these problems. Although the Property had $18,000 in delinquent taxes as of December 31, 2003, the Property was able to pay the delinquent taxes in the second quarter 2004. This Property, along with three other Properties regulated by the USDA Rural Housing Service, is under an option agreement with an experienced Michigan-based developer. The developer applied for LIHTCs in the first quarter 2007 in order to recapitalize the project. If tax credits are awarded, then the developer expects to close on the transaction by the end 2007.

Other Property Issues

On December 29, 2004, the second mortgages on three Pennsylvania Properties matured. These second mortgages were not paid; as a result the Properties were in technical default of both the first and second mortgages. These Properties reached the end of their compliance periods in December 2004. At that time, the managing general partner of the Operating Partnerships had not negotiated extensions of the second mortgage with the lender, Pennsylvania Housing Finance Agency (PHFA), at least in part because the managing general partner believed that NHT, Inc., as the supervisory general partner of the Operating Partnership, was obligated to take such action. However, according to the operating partnership agreements, it is the managing general partner’s obligation to negotiate extensions of debts. The PHFA has the option to call the debt and take possession of the Properties. As of September 30, 2006, it had not done so, nor had it indicated an intention to do so. In October 2006, the managing general partner indicated its willingness to pay for extensions as part of its acquisition of each Property. The acquisition price, which will cover all three Properties, is subject to both valuation opinions of a leading firm in the industry as well as real estate appraisals. The purchase and sale agreement was executed on April 16, 2007. The discussion of the transfer of interest has begun with PHFA. The projected closing date for the sale of these Properties is September 2007.

As of March 31, 2005, six other Properties had cash flow difficulties largely because rents did not keep pace with the operating expenses. For most of the Properties in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Properties do not have assets significantly exceeding liabilities.

Disposition of Properties

Of the thirty-one original Operating Partnerships, as of March 31, 2005, seven had been disposed of (sold or liquidated), including the troubled property located in Greenville, Michigan, and two merged into a single Partnership. Of the remaining twenty-three Properties, including the two Properties that merged, eleven reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for four of these eleven Properties was finalized in June 2006 with the closing date scheduled for December 2006. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debts, the buyer terminated its agreement on December 29, 2006. The managing general partner of the Operating Partnership exercised its right of first refusal upon the withdrawal of the offer. The sale of these Properties is expected to be finalized in November 2007. Of the other seven Properties that reached the end of their compliance period on December 31, 2003, one was sold in June 2005 and the other six Properties were sold in March 2006.

Eleven Properties reached the end of their compliance period on December 31, 2004. Of these, one was sold in June 2006, one was sold in August 2006 (the Research Park Property), and one was sold in January 2007. The remaining eight Properties are in various stages of disposition.

The last Property reached the end of its compliance period on December 31, 2005. The sale of this Property is contingent on the success of obtaining 9% tax credits. An application for second round of tax credits for 2006 was unsuccessful. In the second quarter of 2007, an application was filed for the first round of tax credits for 2007. Consultants and experts in this field have been engaged to help formulate appropriate disposition strategies.

General Disposition Information

The focus of NHTLP is currently disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to NHTLP’s ability to realize the fair market values of such Properties at the time of their final dispositions. Demand by buyers of multi-family apartment Properties is affected by many factors, including the size, quality, age, condition and location of the subject Property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the governmental restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing Properties such as those in which NHTLP has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the Properties’ marketability.

The Properties are subject to substantial debt, in many cases including seller financing on which interest has accrued since NHTLP invested in the Properties. Most of the Properties are dependent upon continuing government subsidies. In addition, many of the Properties are located in market areas that would not support current rents. Finally, some of the Properties are subject to use restrictions that limit their use to low-income housing beyond the end of the tax credit compliance period.

The ownership structure of NHTLP’s investments through Operating Partnerships could adversely impact the timing of NHTLP’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of NHTLP. Given the limited rights of NHTLP under the terms of the Operating Partnership agreements, any conflict between the supervisory and managing general partners in the Operating Partnerships could delay the disposition of Properties/Operating Partnerships and thus impair the marketability of the Properties. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities of NHTLP are significant enough that any such proceeds will be used to cover the liabilities of NHTLP and therefore will not be distributed to the Unit holders. Depending on a Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine had purchase money notes held by two qualified non-profit entities that originally sold such Properties. NHTLP sold one of these Properties in December 2002. On March 9, 2005, the holder of the remaining eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes. As such, the holder of the purchase money notes did not enforce its rights to take a collateral assignment of the general partners’ interests in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. The disposition of these assets was a complicated process requiring various approvals (e.g., HUD’s Transfer of Physical Assets). The sale of the purchase money notes was completed in March 2006. There is a risk of recapture of tax credits for non-corporate Unit holders since those purchase money notes were not repaid as required by federal tax law. The tax credits are subject to recapture up to and including three years after the date the tax return has been filed for the year the recapture event occurred. The term “return” means the return required to be filed by the taxpayer and does not include NHTLP’s return.

NHTLP has been advised by its consultants that in order to comply with federal tax law regarding the tax credits, the purchase money notes referred to above should have been repaid within 90 days of the end of the compliance period. However, such time was not enough to complete a sale and repayment of the purchase money notes, even if a willing purchaser could have been found that would offer a sufficient amount of cash to repay the purchase money notes. Because of the complexity of these sales and the uncertainty in the applicable rules that govern them, the General Partner of NHTLP has conferred with outside experts. In all of these projects, the purchase money notes were not repaid within the time period required under federal tax law. As a result, some Unit holders may be subject to tax-credit recapture. There is uncertainty as to the scope of the potential tax credit recapture related to these purchase money notes. Since the purchase money notes were not repaid within the time period required by federal tax law, the tax-credit recapture with interest for the affected Unit holders could be as much as $3.21 per Unit.

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

Another Property located in Hebron, Ohio reached the end of its compliance period in December of 2003 and was sold in October 2004. It had a purchase money note held by a qualified non-profit entity that was required by federal tax law to be repaid within 90 days of the end of the compliance period. This Property was sold for the balance of the debt, excluding the purchase money note. Because NHTLP’s liabilities were in excess of assets and available cash, no distributions were made to Unit holders. There is a risk of recapture of tax credits for non-corporate Unit holders since the property was unable to pay the note in the time required.

Pending Dispositions

Two Properties located in Detroit, Michigan obtained Unit holder approval for a sale of the general partners’ interests and ultimate sale of the Properties to the new respective general partners upon completion of the tax credit compliance period in December 2004. An assessment of the fair market value of these projects was prepared by Marcus and Millichap Real Estate Investment Brokerage Company, which concluded that if HUD approved the recommended rent increase and MSHDA forgave a portion of the debt, the Properties could be marketable assets. A purchase agreement was entered into with Property Management Solutions in January 2005. The deals were subject to the assumption of primary debt, write-down or forgiveness of secondary and other debt held by MSHDA, an allocation of 9% tax credits in 2005, and an allocation of HOME Investment Partnerships Program funds. Pursuant to the purchase agreement, the closing was scheduled for June 2006. The closing was in jeopardy because the buyer had not cleared “flags” on its Prior Participation, HUD Form 2530, but HUD granted conditional approval in May 2006. As of January 2005, both Properties were classified as held for sale. One was sold in August 2006 and the other was sold in January 2007.

One Property located in Williamston, Michigan reached the end of its compliance period in December 2004. The supervisory general partner and the managing general partner of the Operating Partnership approved an option agreement, with a purchase price above the existing debt. The agreement was subject to the allocation of 9% credits in 2005, which were awarded. The Property was available for sale on January 1, 2005, and thus was classified as held for sale at that time. The transaction closed in June 2006. Based on the purchase price, this Property had value in excess of debt; however, due to the liabilities of NHTLP, no distributions were made to Unit holders.

Eight Properties in Ohio reached the end of their compliance period in December 2003. NHT, Inc., the supervisory general partner of each of the Operating Partnerships for these Properties, contacted the managing general partner of each of these Operating Partnerships to obtain its plan of sale, which includes two appraisals to establish value. These Properties had purchase money notes held by the qualified non-profit entities as described above. The value of the Properties, based on appraisals and other third party consultant analysis, was less than the existing debt of the Properties. Therefore, the purchase money notes could not be repaid within the 90-day period required under federal law. The holder of the purchase money notes informed NHTLP with a letter dated June 4, 2004, that the entities were in default. A 30-day default notice was given. As a result, some investors may incur recapture of all or a portion of the tax credits. The purchase money note (on the Property located in Hebron, Ohio, that was sold in October 2004) was not resolved at the time of sale.

In March 2005, the holder of all eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes. As such, the holder of the notes did not enforce its rights to take a collateral assignment of the general partners’ interest in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. As noted above, one Property was sold in October 2004. All of the remaining Properties were categorized as held for sale for the year ended December 31, 2004. Another Property was sold in June 2005. The sale of the remaining six Properties closed in March 2006. None of these Properties had value in excess of debt and no distributions were made to the Unit holders.

Four Oklahoma Properties reached the end of their compliance periods on December 31, 2003. The supervisory general partner has taken the lead on the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties are sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner has marketed them with CB Richard Ellis, a national real estate brokerage. Preservation of Affordable Housing (POAH) offered $1 million more than the amount of the debt for all four Properties. However, costs of sale such as transfer taxes and broker’s fees, and possible payments on HUD-held second and third mortgages, will greatly reduce, if not eliminate, the proceeds to the seller. As of December 31, 2004, all four of these Properties were categorized as held for sale. The sale agreement was finalized on June 13, 2006. The closing was scheduled for December 2006 unless extended for a cost of $10,000 per extension per property. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer terminated its agreements on December 29, 2006. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt placed on each Property through Mark-to-Market restructurings. The sale of these Properties is expected to be finalized by November 2007.

Three Pennsylvania Properties reached the end of their compliance periods in December 2004. A purchase and sale agreement was executed in April 2007. The terms of the agreement require that the interests of NHTLP and NHT, Inc. be sold to the managing general partner. The projected closing date for these Properties is September 2007. Discussions have begun with Pennsylvania Housing Finance Agency (PHFA) on the transfer of interest. All three Properties have notes with the PHFA that were due at the end of the compliance period. The notes have an extension option for another fifteen years with the same terms. PHFA has not required the pay-off or the extension of the notes. However, upon the closing of the sale, PHFA may require either payment in full of the notes or extension fees of 1% of the principal balance of the notes. The constraint on rates relates to Section 8 rents, all of which greatly exceed Fair Market Rents (“FMR”), as established by HUD. If HUD elects to adjust rents downward to FMR levels after a refinancing occurs, net operating income may be reduced to the point that the project cannot support its debt, putting the project at risk for foreclosure.

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such a Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from Investment Partnership reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. Any liquidity shortfall might result in the sale, refinancing, or foreclosure of a Property.

Seven Operating Partnerships in Ohio with reported under-funded central disbursement accounts during 2004, caused loans to and from other Properties without proper authorization. Neither the managing general partner of the Operating Partnership nor its affiliated management agent of the Properties adequately responded to inquiries about this situation. The supervisory general partner has retained special legal counsel to pursue such inquiry. Through inquiries at HUD, the supervisory general partner ascertained that the managing general partner has struck an agreement with HUD to restore the operating cash accounts upon sale. To confirm that these were restored to HUD’s satisfaction, an auditor was engaged to prepare an Agreed Upon Procedures Report. One Property was sold in June 2005, and the remaining six were sold in March 2006.

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

As of March 31, 2005, the Operating Partnerships owned eight Properties whose government-subsidized rent contracts expire annually and are not subject to optional renewal by the owner. Four of these Properties were sold in March 2006. As of July 2007, the contracts of the remaining four Properties had been renewed through mid-2008. In addition, for four Oklahoma Properties, the managing general partners of the Operating Partnerships and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner of NHTLP will work with the general partners of the Operating Partnerships to seek to renew all expiring government-subsidized rent contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The general partners of the Operating Partnerships and the General Partner of NHTLP are monitoring the development of HUD policy guidance and legislation. The impact of HUD program restructuring on the Operating Partnerships is unpredictable. Changes could have material adverse effects on certain Operating Partnerships, including effect on sale price, which in turn could have an effect on NHTLP.

As of March 31, 2005, restricted cash was $3,115,000. The restricted cash was composed of NHTLP’s reserves of $13,000 and Operating Partnership reserves of $3,102,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. NHTLP’s reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, NHTLP’s reserves have been available to fund obligations of NHTLP, including the management fee payable by NHTLP to the General Partner. As of March 31, 2005, the General Partner voluntarily deferred payment of $2,230,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that NHTLP reserve will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

Low-income housing projects frequently generate limited cash flow and, therefore, the potential for cash flow deficits exists. The General Partner of NHTLP does not anticipate that NHTLP will distribute cash to Unit holders in circumstances other than refinancing or disposition of its investments in the Operating Partnerships. Moreover, especially in light of the reduced availability of subsidies and the consequent reduction in market value of the Properties, there can be no assurance of cash distributions in the event of refinancing or disposition. Unit holders could be faced with an obligation to pay taxes as a result of disposition of the Properties but no cash distributions with which to pay those taxes.

Results of Operations

The March 31, 2005 net loss of $510,000 decreased by 38.0% from the March 31, 2004 net loss of $822,000. The reasons for the differences are discussed below.

Total revenues decreased $145,000 (4.9%) in the first quarter 2005 when compared against the same quarter ended March 31, 2004. This primarily relates to the loss of $167,000 of revenues relating to the sale of one Property in May 2004 and the sale of another Property in October 2004. Without the effect of these sales for the first quarter 2004, revenues would have increased $22,000 (0.8%). Total revenues from continuing operations were $1,114,000 and $1,110,000 for the quarters ended March 31, 2005 and 2004, respectively. Total revenues increased $4,000 (0.3%) between 2005 and 2004. Total revenues from discontinued components for the remaining like Properties were $1,672,000 and $1,653,000 for the quarters ended March 31, 2005 and 2004, respectively.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2005 and 2004 were $2,348,000 and $2,425,000, respectively. The $77,000 decrease in expenses between 2005 and 2004 primarily relates to the sale of one property in May 2004 and another property in October 2004. For the remaining like Properties for the three months ended March 31, 2005 and 2004, respectively, the expenses exclusive of depreciation and interest increased by $63,000. The increase primarily relates to an increase in operating and maintenance expense, an increase in tax and insurance and a decrease in management fees and administrative expenses.

Total expenses for continuing operations, exclusive of depreciation and interest for the three months ended March 31, 2005 and 2004, were $934,000 and $869,000, respectively. The $65,000 increase in expenses between these respective periods in 2005 and 2004 relates to an increase in administrative expenses of $7,000 (4.3%), an increase in operating and maintenance expense of $25,000 (14.2%), an increase in management fees of $2,000 (2.7%), an increase in partnership management fees of $2,000 (2.4%), an increase in utilities of $3,000 (1.6%), and an increase in taxes and insurance of $26,000 (12.1%). Total expenses for discontinued components for the three months ended March 31, 2005 and 2004 were $1,414,000 and $1,555,000, respectively. For the remaining like Properties, total expenses for the three months ended March 31, 2005 and 2004 were $1,414,000 and $1,415,000, respectively.

In recent years, rental income, after HUD rent adjustments, has not increased at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the combined operations of NHTLP and the Operating Partnerships. However, rent levels of the Properties are generally limited by the requirements of the LIHTC and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to changes in HUD programs, future increase in subsidy income may be limited.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Mortgages and Promissory Notes

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, USDA Rural Housing Service or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. As of March 31, 2005, they have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

Substantially all of the promissory notes are collateralized by second mortgages on the rental Properties owned by the Operating Partnerships, and are primarily non-amortizing until the Properties are refinanced or sold. The notes bear interest at rates ranging from non-interest bearing to 11.25% with principal and interest due at various dates, some of which are not determinable, as they are contingent upon certain events, such as the sale or refinancing of a Property. Listed below are the mortgage and promissory note obligations including interest for each of the Operating Partnerships.

MORTGAGE AND PROMISSORY NOTE OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2005	2006	2007	2008	2009	Thereafter

Mortgages	$11,183	$6,487	$143	$154	$167	$181	$4,051
Interest on Mortgages	32	32	0	0	0	0	0
Promissory Notes	7,175	4,591	434	9	9	9	2,123
Interest on Promissory Notes	8,076	6,280	661	0	0	0	1,135

Total Continuing Operations	$26,466	$17,390	$1,238	$163	$176	$190	$7,309

Discontinued Components	Total Term Debt	2005	2006	2007	2008	2009	Thereafter

Mortgages	$15,460	$608	$891	$965	$1,002	$1,081	$10,913
Interest on Mortgages	67	67	0	0	0	0	0
Promissory Notes	10,752	3,479	0	0	0	0	7,273
Interest on Promissory Notes	13,467	7,651	0	0	0	0	5,816
* Capital Recovery	33						33
*Interest on Capital Recovery	7						7

Total Discontinued Components	$39,786	$11,805	$891	$965	$1,002	$1,081	$24,042

Total All Components	$66,252	$29,195	$2,129	$1,128	$1,178	$1,271	$31,351

*

The capital recovery payments and interest are due from future owners’ distributions for a mortgage restructuring fee on the refinancing under the Mark-To-Market program. They are classified under “accounts payable affiliate”.

HUD Housing Assistance Payments (HAP) Contracts

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. As of March 31, 2005, there were eighteen Properties with HAP contracts. Some of the HAP contracts have annual renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of July 2007, all four of the remaining Properties with annual HAP contracts had been extended through mid-2008. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of July 2007.

Property	Next Expiration Date	Automatic Renewal	Final Contract Expiration	Date Property Sold
Bingham Terrace	June 2008	No	April 2010	N/A
Coal Twp. Elderly Housing	June 2018	Yes	June 2018	N/A
Griggs Village Apartments	May 2005	No	May 2005	06/21/05
Hazelwood Apartments	June 2018	Yes	June 2018	N/A
Mahanoy Elderly Housing	November 2019	Yes	November 2020	N/A
Melrose Apartments	June 2007	No	June 2007	03/30/06
Research Park	August 2015	Yes	August 2015	07/07/06
Summit Square	August 2007	No	August 2007	03/30/06
Traverse Woods II	October 2010	No	October 2011	N/A
Washington Court House	September 2007	No	Annual	03/30/06
Wildwood I	September 2007	No	Annual	03/30/06
Wildwood II	July 2007	No	Annual	03/30/06
Wildwood III	July 2007	No	Annual	03/30/06
Willow Creek	May 2008	No	Annual	N/A
Willow Garden	May 2008	No	Annual	N/A
Willow Park	May 2008	No	Annual	N/A
Willow Rock	May 2008	No	Annual	N/A
Young Manor	November 2016	No	Annual	N/A

Other

The Operating Partnerships carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to their Properties with insured limits and policy specifications that management believes are customary for similar Properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management’s judgment, not economically insurable. Should an uninsured loss occur, NHTLP could lose both its invested capital in and anticipated profits from the affected Property and could experience recapture of previously earned tax credits.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. NHTLP is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its Properties that it believes will involve any expenditure which would be material to NHTLP, nor is NHTLP aware of any environmental condition with respect to any of its Properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the issuer to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the combined financial statements included in NHTLP’s 2004 annual report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the issuer’s financial condition and results of operations. The issuer believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the combined financial statements.

-	NHTLP combines its Operating Partnerships and eliminates intercompany transactions.

-

If the carrying value of a Property exceeds the estimated amount recoverable through future operations on an undiscounted basis, NHTLP records a Property at the lower of its carry value or its estimated fair value.

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new Properties replacing disposed Properties and because Properties having greater value in terms of cash flow in excess of debt service are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP has disposed of all of its Properties and otherwise winds up its affairs. Accordingly, there is substantial doubt about whether NHTLP will continue as a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP is complete. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue and pay all the remaining expenses. However, as the dissolution of NHTLP was not imminent as of March 31, 2005, the combined financial statements are presented assuming NHTLP will continue as a going concern.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to VIEs in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46(R)). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities. Based on the guidance of FIN 46(R), the Operating Partnerships in which NHTLP invests in meet the definition of a VIE. However, management does not consolidate NHTLP’s interest in these VIEs under FIN 46(R), as it is not considered to be the primary beneficiary. However, management has presented the combined financial statements of NHTLP and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements included in NHTLP’s 2004 annual report.

NHTLP’s maximum exposure to loss as a result of its involvement with the VIEs is limited to its investment in and receivables from those VIEs. NHTLP may be exposed to additional losses to the extent of any additional financial support that NHTLP voluntarily provides to those Operating Partnerships in the future. NHTLP’s exposure to loss on the Operating Partnerships is mitigated by the condition and financial performance of the underlying Properties, the non-recourse nature of the underlying debt as well as the strength of the local general partners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because all interest-bearing mortgages and notes are based on a fixed rate of interest, NHTLP does not have risk associated with market fluctuation of interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

NHTLP is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

The general partners of certain of the Operating Partnerships and the Managers of certain Properties are not under the control of NHTLP or the General Partner. NHTLP relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of NHTLP. The financial information regarding certain of the Operating Partnerships with unaffiliated general partners was not provided to NHTLP in a timely basis, and as a result, NHTLP was unable to prepare and file this report on Form 10-Q in a timely manner. As a result, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, NHTLP’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

To address this lack of timely reporting, NHTLP has worked together with the unaffiliated general partners to obtain all necessary financial information and to identify methods for ensuring future timely reporting. For the 2004 audit and the 2005 audit, the auditors of the operating partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of NHTLP from completing NHTLP audit until the audit requirements of the property partnerships were met. In order to comply with the PCAOB standards, NHTLP auditors requested additional documentation from each of the operating partnerships that would allow NHTLP auditor to complete the property audits within the PCAOB standards. Since the standards were new, it took additional time to outline exactly what needed to be done and who would bear the cost of the additional audit procedures. After that, it took additional time to get the operating partnership’s auditors to comply with the requests. For 2006 and forward, the additional documentation needed to complete the property audits within the PCAOB standards is now included in the original documentation request from each of the property auditors at the time of the audit.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 – Certification of Chief Executive Officer Dated August 22, 2007

Exhibit 31.2 – Certification of Chief Financial Officer Dated August 22, 2007

Exhibit 32.1 – Certification of Chief Executive Officer Dated August 22, 2007

Exhibit 32.2 – Certification of Chief Financial Officer Dated August 22, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership
(Registrant)

Date August 22, 2007	By	/s/ James A. Bowman
James A. Bowman,
President and Chief Executive Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership

Date August 22, 2007	By	/s/ Susan E. Basting
Susan E. Basting,
Treasurer and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership