Form 10-Q
period 2005-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2007-08-30
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2005

OR

☐	Transition Report Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2981989
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2335 North Bank Drive, Columbus, OH     43220

(Address of Principal Executive Office)    (Zip Code)

Registrant’s Telephone Number, Including Area Code:     (614) 451-9929

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

A DELAWARE LIMITED PARTNERSHIP

June 30, 2005 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS

JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

(In Thousands)

ASSETS	June 30 2005	December 31 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,089	$523
Tenants’ security deposits	297	295
Mortgage escrow deposits	954	578
Prepaid expenses and other assets	740	1,196

Total current assets	3,080	2,592

Restricted Cash:	3,025	3,045

Rental property held for sale:	17,417	10,129

Rental property:
Buildings and improvements	27,050	41,062
Furniture and equipment	1,047	1,985

	28,097	43,047
Less accumulated depreciation	(14,503)	(22,469)

	13,594	20,578
Land	892	1,801

	14,486	22,379

Total assets	$38,008	$38,145

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2005	December 31 2004
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$11,045	$15,029
Accrued interest on current maturities	6,446	13,618
Accounts payable and accrued expenses	2,112	826
Accounts payable affiliates	2,369	2,931
Rents received in advance	82	81
Deposits held	332	341
Accrued interest on mortgage notes payable	32	106

Total current liabilities	22,418	32,932

Liabilities to be disposed of by sale	39,666	17,321

Long-term debt, less current maturities:
Mortgage notes payable	4,632	13,487
Promissory notes	2,571	4,454
Accrued interest, mortgage notes payable	1,828	2,293

	9,031	20,234

Partners’ deficit:
General Partners:
NHT, Inc.	(39)	(38)
Other Operating General Partners	(293)	(285)

Limited partners:
Issued and outstanding 1,014,668 investment units	(32,775)	(32,019)

	(33,107)	(32,342)

Total liabilities and partners’ capital	$38,008	$38,145

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands, except per Unit Amounts)

	2005	2004
Revenues:
Rental revenues	$1,073	$1,049
Other income	47	45

Total revenues	1,120	1,094

Expenses:
Administration	132	194
Operating and maintenance	243	176
Management fees	74	109
Partnership asset management fees	88	86
Utilities	156	128
Taxes and insurance	212	209
Depreciation and amortization	260	254

Total expenses	1,165	1,156

Loss from rental operations	(45)	(62)

Other revenues and (expenses):
Interest income	10	1
Interest expense	(361)	(358)

Loss from continuing operations	$(396)	$(419)
Income from operations of the discontinued components including gain on disposal of $18 and $521	$141	$323

Net loss	$(255)	$(96)

Loss per limited partnership Unit from continuing operations	$(0.39)	$(0.41)
Income from operations of the discontinued components, including gain on disposal	0.14	0.31

Net loss per limited partnership Unit	$(0.25)	$(0.10)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands, except per Unit Amounts)

	2005	2004
Revenues:
Rental revenues	$2,142	$2,111
Other income	91	92

Total revenues	2,233	2,203

Expenses:
Administration	300	354
Operating and maintenance	443	351
Management fees	147	181
Partnership asset management fees	176	172
Utilities	321	290
Taxes and insurance	452	423
Depreciation and amortization	516	509

Total expenses	2,355	2,280

Loss from rental operations	(122)	(77)

Other revenues and (expenses):
Interest income	11	2
Interest expense	(718)	(714)

Loss from continuing operations	$(829)	$(789)

Income (Loss) from operations of the discontinued components including gain on sales of $18 and $521	$64	$(129)

Net loss	$(765)	$(918)

Loss per limited partnership Unit from continuing Operations	(0.82)	(0.78)
Income (Loss) from operations of the discontinued components, including gain on disposal	0.07	(0.12)

Net loss per limited partnership Unit	$(0.75)	$(0.90)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands)

	2005	2004
Cash flows from operating activities:
Net loss	$(765)	$(918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	515	1,177
Gain on sale of rental property	(18)	(521)
Accrued interest on promissory notes	1,021	777
Changes in operating assets and liabilities:
Increase in deposits, prepaid and other assets	(227)	(978)
Increase in accounts payable and accrued expenses	1,467	749
Increase in accounts payable – Affiliates	(596)	—
Decrease in other current liabilities	(59)	(13)

Cash provided by operating activities	1,338	273

Investing activities:
Additions to buildings, furniture and equipment, net	(141)	(261)
Deposits to restricted cash, net	(12)	(58)

Cash used for investing activities	(153)	(319)

Financing Activities:
General Partner cash distribution	—	(13)
Payment of term debt	(619)	(338)

Net cash used for financing activities	(619)	(351)

Increase (decrease) in cash and cash equivalents	566	(397)

Cash and cash equivalents beginning of year	523	808

Cash and cash equivalents end of period	$1,089	$411

Significant non-cash investing and financing activities:

In conjunction with the sale of one Ohio rental Property in 2005, the following assets and liabilities were transferred to the purchaser: deposits, prepaid, and other assets of $105,000, restricted cash of $119,000, rental property held for sale $333,000, accounts payable and accrued expenses of $18,000, other current liabilities of $7,000 and mortgage payable of $561,000.

In conjunction with the sale of one Michigan rental Property in 2004, the following assets and liabilities were transferred to the purchaser: deposits, prepaid, and other assets of $140,000, restricted cash of $23,000, rental property held for sale $1,795,000, accounts payable and accrued expenses of $212,000, other current liabilities of $23,000 and mortgage payable of $2,200,000.

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

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to National Housing Trust Limited Partnership’s 2004 Annual Report on Form 10-K for additional disclosures including a summary of National Housing Trust Limited Partnership’s accounting policies.

NOTE B—RENTAL PROPERTY HELD FOR SALE

As originally intended, NHTLP has been selling the Properties as they reach the end of their compliance periods.

Rental property held for sale as of June 30, 2005 consisted of six Ohio Properties, four Oklahoma Properties and three Michigan Properties. The six Ohio Properties all had purchase money notes. Part of the purchase agreement included a signed agreement for the purchase money notes. These Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because the Department of Housing and Urban Development (“HUD”) requires the repayment of 25% of the secondary debt, placed on each property through Mark-to-Market restructuring. The sale of these Properties is expected to be finalized by November 2007. Of the three Michigan Properties, one was sold in June 2006, one was sold in August 2006 and the third was sold in January 2007.

Rental property held for sale as of June 30, 2004 consisted of eight Ohio Properties and four Oklahoma Properties. The eight Ohio Properties all have purchase money notes. Part of the purchase agreement included a signed agreement for the purchase money notes. One of these Properties was sold in October 2004; one was sold in June 2005; and the remaining six Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt, placed on each property through Mark-to-Market restructuring. The sale of these Properties is expected to be finalized in November 2007.

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

Because all the Properties have reached the end of their respective compliance periods, the focus of NHTLP is disposition of these Properties. Any disposition is subject to varying degrees of risk which are discussed under the headings “Risk Factors—Certain Other Risks—Disposition of the Properties” in the 2004 10-K; and “General Disposition Information” on page number 10 of this report.

Properties

As of June 30, 2005, average occupancy of the Properties was 93.6%.

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

A Detroit, Michigan Property

During 1998, an impairment loss in the amount of $4,100,000 was recorded with respect to the Research Park Property in Detroit, Michigan, which is owned by one of the Operating Partnerships. The loss was recorded under the requirements of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. During 1999, the Property continued to have cash flow problems relating to higher than desired vacancy and high maintenance costs. Effective June 1, 1999, a new management company was hired for the property. In addition, the managing general partner of the Operating Partnership continued to negotiate with the Michigan State Housing Development Authority (“MSHDA”) to work out a solution to enable the Property to generate positive cash flow. During 2000 and 2001, the Property continued to experience significant cash flow and vacancy problems. In April 2002, the Existing Condition Analysis for Research Park revealed current needs of approximately $4,616,933 in repairs or $18,844 per unit. Its Real Estate Assessment Center (“REAC”) scores were low, and it failed an MSHDA inspection. As a result of its REAC score, the Property was forced into HUD’s Enforcement Center. In accordance with HUD requirements, the Operating Partnership retained an outside consultant to prepare a Management Improvement and Operating Plan (the “MIO Plan”) and submitted the MIO Plan to HUD on August 8, 2002.

An MIO Plan is ordinarily required to be a six-month plan; however, due to Research Park’s condition, HUD permitted a one-year plan. The original MIO Plan was not accepted by HUD. Revisions were delivered to HUD in November 2002, and HUD accepted the resubmitted MIO Plan. The resubmitted MIO Plan indicated that $414,000 needed to be invested immediately to correct deficiencies. In April 2003 HUD gave written notice that Research Park had been removed from the Enforcement Center.

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

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park beginning in October 2002. The year-to-date net loss on this Property at June 30, 2005 was $169,000, a 21.4% decrease compared to the net loss for the same period in 2004 of $215,000.

As of June 30, 2005, NHTLP has contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period from June 2005 through August 2006, when the property was sold.

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

In addition to the effort to sell the project to the highest bidder, the General Partner and the management company negotiated settlements with trade-payable creditors. Negotiations with creditors were concluded in June 2004. Payables incurred during the periods of the previous management were reduced to $130,000 through payments from NHTLP’s reserves and agreements with trade creditors for the reduction of debt. As of June 30, 2005, trade payables (excluding those to previous management) had a balance of $266,000. Occupancy at June 30, 2005 decreased to 93% compared to 95%, at March 31, 2005.

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

Other Property Issues

On December 29, 2004, the second mortgages on three Pennsylvania Properties matured. These second mortgages were not paid; as a result the Properties were in technical default of both the first and second mortgage. These Properties reached the end of their compliance periods in December 2004. At that time, the managing general partner of the Operating Partnerships had not negotiated extensions of the second mortgage with the lender, Pennsylvania Housing Finance Agency (PHFA), at least in part because the managing general partner believed that NHT, Inc., as the supervisory general partner of the Operating Partnerships, was obligated to take such action. However, according to the operating partnership agreement, it is the managing general partner’s obligation to negotiate extensions of debts. The PHFA has the option to call the debt and take possession of the Properties. As of September 30, 2006, it had not done so, nor had it indicated an intention to do so. In October 2006, the managing general partner indicated its willingness to pay for extensions as part of its acquisition of each Property. The acquisition price, which will cover all three Properties, is subject to both valuation opinions of a leading firm in the industry as well as real estate appraisals. The purchase and sale agreement was executed on April 16, 2007. The discussion of the transfer of interest has begun with PHFA. The projected closing date for the sale of these Properties is September 2007.

As of June 30, 2005, five other Properties had cash flow difficulties largely because rents did not keep pace with the operating expenses. For most of the Properties in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Properties do not have assets significantly exceeding liabilities.

Disposition of Properties

Of the thirty-one original Operating Partnerships, as of June 30, 2005, eight had been disposed of (sold or liquidated), including the troubled property located in Greenville, Michigan, and two merged into a single Partnership. Of the remaining twenty-two Properties, including the two Properties that merged, ten reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for four of these ten Properties was finalized in June 2006 with the closing date scheduled for December 2006. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debts, the buyer terminated its agreement on December 29, 2006. The managing general partner of the Operating Partnership exercised its right of first refusal upon the withdrawal of the offer. The sale of these Properties is expected to be finalized in November 2007. Of the other seven Properties that reached the end of their compliance period on December 31, 2003, one was sold in June 2005 and the other six Properties were sold in March 2006.

Eleven Properties reached the end of their compliance period on December 31, 2004. Of these, one was sold in June 2006, one was sold in August 2006 (the Research Park Property), and one was sold in January 2007. The remaining eight Properties are in various stages of disposition.

The last Property reached the end of its compliance period on December 31, 2005. The sale of this Property is contingent on the success of obtaining 9% tax credits. An application for the second round of tax credits for 2006 was unsuccessful. In the second quarter of 2007, an application was filed for the first round of tax credits for 2007. Consultants and experts in this field have been engaged to help formulate appropriate disposition strategies.

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

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine had purchase money notes held by two qualified non-profit entities that originally sold such Properties. NHTLP sold one of these Properties in December 2002. On March 9, 2005, the holder of the remaining eight purchase money notes agreed to accept $1.7 million as a payment in full of all eight notes. As such, the holder of the purchase money notes did not enforce its rights to take a collateral assignment of the general partners’ interests in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. The disposition of these assets was a complicated process requiring various approvals (e.g., HUD’s Transfer of Physical Assets). The sale of the purchase money notes was completed in March 2006. There is a risk of recapture of tax credits for non-corporate Unit holders since those purchase money notes were not repaid as required by federal tax law. The tax credits are subject to recapture up to and including three years after the date the tax return has been filed for the year the recapture event occurred. The term “return” means the return required to be filed by the taxpayer and does not include NHTLP’s return.

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

A Property located in Hebron, Ohio, reached the end of its compliance period in December 2003 and was sold in October 2004. Another Property located in Columbus, Ohio, was sold in June 2005. Each Property had a purchase money note held by a qualified non-profit entity that was required by federal tax law to be repaid within 90 days of the end of the compliance period. Each Property was sold for the balance of the debt, excluding the purchase money note. Because NHTLP’s liabilities were in excess of assets and available cash, no distributions were made to Unit holders. There is a risk of recapture of tax credits for non-corporate Unit holders since the Properties were unable to pay the note in the time required.

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

In March 2005, the holder of all eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes. As such, the holder of the notes did not enforce its rights to take a collateral assignment of the general partners’ interest in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. All of these Properties were categorized as held for sale for the year ended December 31, 2004. As noted above, one Property was sold in October 2004. Another Property was sold in June 2005. The sale of the remaining six Properties closed in March 2006. None of these Properties had value in excess of debt and no distributions were made to the Unit holders.

Four Oklahoma Properties reached the end of their compliance periods on December 31, 2003. The supervisory general partner has taken the lead on the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties are sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner has marketed them with CB Richard Ellis, a national real estate brokerage. Preservation of Affordable Housing (POAH) offered $1million more than the amount of the debt for all four Properties. However, costs of sale such as transfer taxes and broker’s fees, and possible payments on HUD-held second and third mortgages, will greatly reduce, if not eliminate, the proceeds to the seller. As of December 31, 2004, all four of these Properties were categorized as held for sale. The sale agreement was finalized on June 13, 2006. The closing was scheduled for December 2006 unless extended for a cost of $10,000 per extension per property. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer terminated its agreements on December 29, 2006. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt placed on each Property through Mark-to-Market restructurings. The sale of these Properties is expected to be finalized November 2007.

Three Pennsylvania Properties reached the end of their compliance periods in December 2004. A purchase and sale agreement was executed in April 2007. The terms of the agreement require that the interests of NHTLP and NHT, Inc. be sold to the managing general partner. The projected closing date for these Properties is September 2007. Discussions have begun with Pennsylvania Housing Finance Agency (PHFA) on the transfer of interest. All three Properties have notes with the PHFA that were due at the end of the compliance period. The notes have an extension option for another fifteen years with the same terms. PHFA has not required the pay-off or the extension of the notes. However, upon closing of the sale, PHFA may require either payment in full of the notes or extension fees of 1% of the principal balance of the notes. The constraint on rates relates to Section 8 rents, all of which greatly exceed Fair Market Rents (“FMR”), as established by HUD. If HUD elects to adjust rents downward to FMR levels after refinancing occurs, net operating income may be reduced to the point that the project cannot support its debt, putting the project at risk for foreclosure.

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such a Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from NHTLP reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. Any liquidity shortfall might result in the sale, refinancing, or foreclosure of a Property.

Seven Operating Partnerships in Ohio with reported under-funded central disbursement accounts in 2004, caused loans to and from other Properties without proper authorization. Neither the managing general partner of the Operating Partnership nor its affiliated management agent of the Properties adequately responded to inquiries about this situation. The supervisory general partner retained special legal counsel to pursue such inquiry. Through inquiries at HUD, the supervisory general partner ascertained that the managing general partner struck an agreement with HUD to restore the operating cash accounts upon sale. To confirm that these are restored to HUD’s satisfaction, an auditor was engaged to prepare an Agreed Upon Procedures Report. One Property was sold in June 2005 and the remaining six were sold in March 2006.

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

As of June 30, 2005, the Operating Partnerships owned eight Properties whose government-subsidized rent contracts expire annually and are not subject to optional renewal by the owner. Four of these Properties were sold in March 2006. As of July 2007, the contracts of the remaining four Properties had been renewed through mid-2008. In addition, for four Oklahoma Properties, the managing general partners of the Operating Partnerships and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. Although it is not anticipated, additional Properties may become subject to the restructuring program. NHT, Inc, the General Partner of NHTLP will work with the general partners of the Operating Partnerships to seek to renew all expiring government-subsidized rent contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The general partners of the Operating Partnerships and NHT, Inc., the General Partner of NHTLP, are monitoring the development of HUD policy guidance and legislation. The impact of HUD program restructuring on the Operating Partnerships is unpredictable. Changes could have material adverse effects on certain Operating Partnerships, including effect on sale price, which in turn could have an effect on NHTLP.

As of June 30, 2005 restricted cash was $3,025,000. The restricted cash was composed of the NHTLP’s reserves of $20,000 and Operating Partnership reserves of $3,005,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. NHTLP’s reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, NHTLP’s reserves have been available to fund obligations of NHTLP, including the management fee payable by NHTLP to the General Partner.

As of June 30, 2005, the General Partner voluntarily deferred payment of $2,318,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that NHTLP’s reserves will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The June 30, 2005 net loss of $765,000 decreased by 16.7% from the June 30, 2004 net loss of $918,000. The reasons for the differences are discussed below.

In 2005, a gain on the sale of one rental property of $18,000 was recorded as a result of the sale of a Property in Columbus, Ohio.

In May 2004, a gain on the sale of one rental property of $521,000 was recorded as a result of the sale of a Property in Greenville, Michigan.

Total revenues increased $92,000 (1.6%) in the first two quarters of 2005 when compared against the first two quarters of 2004. Total revenues from continuing operations were $2,244,000 and $2,205,000 for the same respective periods, an increase of $39,000 (1.8%). Total revenues from discontinued components for like Properties were $3,600,000 and $3,306,000 for the periods ending June 30, 2005 and 2004, respectively, a decrease of $294,000 (8.9%).

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2005 and 2004 were $4,498,000 and $4,578,000, respectively, a decrease of $80,000. Total expenses from continuing operations net of depreciation and interest for the six months ended June 30, 2005 and 2004 were $1,839,000 and $1,771,000, respectively. The $68,000 increase in expenses relates to a decrease in administrative expenses of $55,000 (15.5%); an increase in operating and maintenance expense of $92,000 (26.0%); a decrease in management fees of $34,000 (18.6%); an increase of partnership asset management fees of $4,000 (2.4%); an increase in utilities of $31,000 (10.8%) and an increase in taxes and insurances of $30,000 (7.1%). Total expenses for discontinued components exclusive of depreciation and interest for the six months ended June 30, 2005 and 2004 were $2,659,000 and $2,807,000. For the remaining like Properties, total expenses exclusive of depreciation and interest for the six months ended June 30, 2005 and 2004 were $2,659,000 and $2,552,000.

In recent years rental income, after HUD rent adjustments, has not increased at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the Partnership’s combined operations of NHTLP and the Operating Partnerships. However, rent levels of the Properties are generally limited by the requirements of the LIHTC and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to changes in HUD programs, future increase in subsidy income may be limited.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Mortgages and Promissory Notes

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, USDA Rural Housing Service or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships' land, buildings, and rental income. As of June 30, 2005, they have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

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

MORTGAGE AND PROMISSORY NOTE OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2005	2006	2007	2008	2009	Thereafter

Mortgages	$11,087	$6,391	$143	$154	$167	$181	$4,051
Interest on Mortgage	32	32	0	0	0	0	0
Promissory Notes	7,161	4,591	434	9	9	9	2,109
Interest on Promissory Notes	8,274	6,446	669	0	0	0	1,159

Total Continuing Operations	$26,554	$17,460	$1,246	$163	$176	$190	$7,319

Discontinued Components	Total Term Debt	2005	2006	2007	2008	2009	Thereafter

Mortgages	$15,150	$384	$852	$922	$998	$1,081	$10,913
Interest on Mortgage	77	77	0	0	0	0	0
Promissory Notes	10,589	3,479	0	0	0	0	7,110
Interest on Promissory Notes	13,468	7,790	0	0	0	0	5,678
*Capital Recovery	33	0	0	0	0	0	33
*Interest on Capital Recovery	9	0	0	0	0	0	9

Total Discontinued Components	$39,326	$11,730	$852	$922	$998	$1,081	$23,743

Total All Components	$65,880	$29,190	$2,098	$1,085	$1,174	$1,271	$31,062

*

The capital recovery payments and interest are due from future owners’ distributions for a mortgage restructuring fee on the refinancing under the Mark-To Market program. They are classified under “accounts payable affiliate”.

HUD Housing Assistance Payments (HAP) Contracts

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. As of June 30, 2005, there were seventeen Properties with HAP contracts. Some of the HAP contracts have annual renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of July 2007, all four of the remaining Properties with annual HAP contracts had been extended through mid-2008. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of July 2007.

Property	Next Expiration Date	Automatic Renewal	Final Contract Expiration	Date Property Sold

Bingham Terrace	June 2008	No	April 2010	N/A
Coal Twp Elderly Housing	June 2018	Yes	June 2018	N/A
Griggs Village Apartments	May 2005	No	May 2005	06/21/05
Hazelwood Apartments	June 2018	Yes	June 2018	N/A
Mahanoy Elderly Housing	November 2019	Yes	November 2020	N/A
Melrose Apartments	June 2007	No	June 2007	03/30/06
Research Park	August 2015	Yes	August 2015	07/07/06
Summit Square	August 2007	No	August 2007	03/30/06
Traverse Woods II	October 2010	No	October 2011	N/A
Washington Court House	September 2007	No	Annual	03/30/06
Wildwood I	September 2007	No	Annual	03/30/06
Wildwood II	July 2007	No	Annual	03/30/06
Wildwood III	July 2007	No	Annual	03/30/06
Willow Creek	May 2008	No	Annual	N/A
Willow Garden	May 2008	No	Annual	N/A
Willow Park	May 2008	No	Annual	N/A
Willow Rock	May 2008	No	Annual	N/A
Young Manor	November 2016	No	Annual	02/01/07

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

•	NHTLP combines its Operating Partnerships and eliminates intercompany transactions.

•

If the carrying value of a Property exceeds the estimated amount recoverable through future operations on an undiscounted basis, NHTLP records a Property at the lower of its carry value or its estimated fair value.

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new Properties replacing disposed Properties and because Properties having greater value in terms of cash flow in excess of debt service are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP has disposed of all of its Properties and otherwise winds up its affairs. Accordingly, there is substantial doubt about whether NHTLP will continue as a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP is complete. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue and pay all the remaining expenses. However, as the dissolution of NHTLP was not imminent as of June 30, 2005, the combined financial statements are presented assuming NHTLP will continue as a going concern.

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

The general partners of certain of the Operating Partnerships and the Managers of certain Properties are not under the control of NHTLP or the General Partner. NHTLP relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of NHTLP. The financial information regarding certain of the Operating Partnerships with unaffiliated general partners was not provided to NHTLP in a timely basis, and as a result, NHTLP was unable to prepare and file this report on Form 10-Q in a timely manner. As a result, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the end of the period covered by this report, NHTLP’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

To address this lack of timely reporting, NHTLP has worked together with the unaffiliated general partners to obtain all necessary financial information and to identify methods for ensuring future timely reporting. For the 2004 and the 2005 audit, the auditors of the operating partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of NHTLP from completing NHTLP’s audit until the audit requirements of the property partnerships were met. In order to comply with the PCAOB standards, NHTLP’s auditors requested additional documentation from each of the operating partnerships that would allow NHTLP’s auditor to complete the property audits within the PCAOB standards. Since the standards were new, it took additional time to outline exactly what needed to be done and who would bear the cost of the additional audit procedures. After that, it took additional time to get the operating partnership’s auditors to comply with the requests. For 2006 and forward, the additional documentation needed to complete the property audits within the PCAOB standards is now included in the original documentation request from each of the property auditors at the time of the audit.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1 A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 – Certification of Chief Executive Officer Dated August 30, 2007

Exhibit 31.2 – Certification of Chief Financial Officer Dated August 30, 2007

Exhibit 32.1 – Certification of Chief Executive Officer Dated August 30, 2007

Exhibit 32.2 – Certification of Chief Financial Officer Dated August 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

National Housing Trust Limited Partnership (Registrant)

Date	August 30, 2007	By	/s/ James A. Bowman
James A. Bowman, President
and Chief Executive Officer
NHT, Inc., General Partner for
National Housing Trust Limited Partnership

Date	August 30, 2007	By	/s/ Susan E. Basting
Susan E. Basting, Treasurer
and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership