Form 10-K
period 2005-12-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2007-09-11
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

OR

Transition Report Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2981989
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Columbus, OH 43220

(Address of principal executive offices)

(614) 451-9929

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

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

Yes      No   X

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Exhibit Index is located on page 49 of this Report.

This Report contains 56 pages.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

A DELAWARE LIMITED PARTNERSHIP

2005 FORM 10-K ANNUAL REPORT

PART I

FORM 10-K AVAILABLE

A copy of the National Housing Trust Limited Partnership 2005 Form 10-K, Annual Report to the Securities and Exchange Commission, is available free of charge to any partner by writing to:

James A. Bowman

President

NHT, Inc.

2335 North Bank Drive

Columbus, OH 43220

Part I

Late filing of periodic reports

This Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is being filed after the date the filing was required to be made. The issuer filed a Form 12b-25 on March 31, 2006 noting that this report would be filed late. The issuer also filed additional Forms 12b-25 on May 15, 2006, August 14, 2006, November 14, 2006, April 2, 2007, May 15, 2007 and August 14, 2007 noting that it would not timely file its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007 and June 30, 2007 respectively, as well as its annual reports on Form 10-K for the fiscal year ended December 31, 2006. As disclosed in each of the Forms 12b-25 and described in this report, the issuer is a limited partnership with investments in underlying operating partnerships that own tax credit affordable housing investment Properties. Completing an audit of the financial statements of the issuer requires that the audit of the financial statements of the operating partnerships be completed first. For the 2004 audit, the auditors of the operating partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of NHTLP from completing NHTLP audit until the audit requirements of the property partnerships were met. In order to comply with PCAOB standards, NHTLP auditors requested additional documentation from each of the operating partnerships that would allow NHTLP auditor to complete the property audits according to PCAOB standards. Since the standards were new, it took additional time to outline exactly what needed to be done and who would bear the cost of the additional audit procedures. After that, it took additional time to get the operating partnerships’ auditors to comply with the requests. The issuer has now received the financial information of the operating partnerships for all periods covered by the late periodic reports. Since all of the Properties have reached the end of their compliance period and are in the disposition process, the financial information for these Properties had to be restated as held for sale. While the financial statements included in this report cover periods through December 31, 2005, the discussion of the operations of the issuer include periods subsequent to December 31, 2005 in some instances. However, for a complete discussion of the issuer’s operations in these periods, you should review the issuer’s quarterly and annual reports for these periods. As soon as practicable after the filing of this report, the issuer plans to file its quarterly and annual reports for 2006.

ITEM 1	BUSINESS

National Housing Trust Limited Partnership (“NHTLP”), a Delaware limited partnership, was formed on July 9, 1987 to invest in low-income housing developments (the “Properties”) throughout the United States through acquisition of a 98.9% limited partnership interest in project specific operating partnerships (“Operating Partnerships”). NHT, Inc. (the “General Partner” or “NHT, Inc.”) serves as a General Partner of NHTLP and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships.

NHT, Inc., is a Delaware nonprofit corporation which holds a 1% General Partner’s interest in NHTLP. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in NHTLP with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .01% limited partnership interest to NHT, Inc.

National Affordable Housing Trust, Inc. (“NAHT”), a Maryland nonprofit corporation, is the sole member of the General Partner. NAHT in turn has had three members: National Church Residences, an Ohio nonprofit corporation formed in 1961; Retirement Housing Foundation, a California nonprofit corporation also formed in 1961; and, Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (“NAHT Members”). Evangelical Lutheran Good Samaritan Society, a non-profit corporation organized under the laws of North Dakota in 1922, was added in 2007 as the fourth member.

On October 7, 1988, NHTLP completed a public offering of 1,014,668 units of limited partnership interest (“Units”) at $20.00 per Unit, from which NHTLP received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for fees and costs related to the offering and paying NAHT $965,000 for organizational and offering expenses, the net proceeds of the offering available to invest in Operating Partnerships amounted to $17,249,000.

After completion of the public offering, NHTLP acquired a 98.9% limited partnership interest in thirty-one Operating Partnerships. The Operating Partnerships acquire, maintain and operate the Properties, each of which qualifies for an allocation of the Low-Income Housing Tax Credit (“LIHTC”) established by the Tax Reform Act of 1986. Each Property is financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or various state and local housing finance agencies.

Although the stated purpose of NHTLP is to acquire, hold, dispose of and otherwise deal with limited partnership interests in Operating Partnerships, which acquire, maintain, operate and dispose of low-income housing developments, the current focus of NHTLP is on dispositions of the Properties as all of them have completed their tax-credit compliance period. See discussion under the headings “General Disposition Information” and “Pending Dispositions” of Item 7.

NHTLP does not have any employees. The General Partner and/or its affiliates perform services for NHTLP.

The principal executive offices of NHTLP and NHT, Inc. are located at 2335 North Bank Drive, Columbus, Ohio 43220, and their telephone number is (614) 451-9929.

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

Although the last property reached the end of its compliance period in December 2005, the risks of the partnership will be present until the last property is sold and NHTLP has been dissolved.

Leverage

The Operating Partnerships are highly leveraged which increases the risk of loss. As a result of the use of leverage, a relatively slight decrease in the rental revenues of a Property may materially and adversely affect the liquidity of an Operating Partnership and, in turn, the liquidity of the Partnership. To the extent that cash distributed to the Partnership is not sufficient to meet operating expenses of the Partnership, including Program Management Fees, the General Partner could use the Partnership Reserve in a manner consistent with the other needs of the Partnership. Should any Operating Partnership’s revenues be insufficient to service its debt and pay taxes and other operating costs, such Operating Partnership and /or the Partnership would be required to use the Property Reserve and the Partnership Reserve, seek additional funds or undertake a sale or refinancing of the Property. In the event a sale or refinancing of a Property cannot be arranged on satisfactory terms, foreclosure on the mortgage loan could result. A sale, refinancing or foreclosure of the Property could result in materially adverse tax consequences to the Unit holders, including a partial recapture of previously allocated LIHTCs.

Appreciation

The Properties are subject to a variety of long-term, low-income use restrictions, and the policy of the Partnership has been and will be to preserve the Properties as low-income housing upon resale. The remaining Operating Partnerships may receive less in proceeds from such sales than if the Properties were sold for other uses such as market-rate housing. There is no assurance that the remaining Operating Partnerships will be able to sell or refinance the Properties for amounts equal or in excess of liabilities then due, including the balance of any mortgage loan and secondary financing in the form of purchase money notes or otherwise (including accrued interest). The failure to sell the Properties for amounts in excess of liabilities then due would preclude any return of capital to the Unit holders. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt, financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities of NHTLP are such that any distributions of NHTLP will be used to cover its liabilities and therefore will not be distributed to the Unit holders. Depending on the Unit holders’ tax situation, the Unit holders may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Investors should be aware that if a purchase money note issued to a non-profit entity as part of the purchase price of a Property is not repaid within 15 years (plus 90 days) of the beginning of the taxable year in which the Property is acquired by an Operating Partnership, the principal amount of such purchase money note may not be included in the Property’s Eligible Credit Basis. In such event, disallowance of LIHTCs previously allocated with respect to such amount would occur. As a result, if the Properties do not appreciate in amounts sufficient to repay the purchase money notes in full, material adverse tax consequences may result to Unit holders. NAHT and NAHT Members used their best efforts on behalf of the Operating Partnerships to arrange that the purchase money notes were repaid or refinanced in such a manner to permit their inclusion in Qualified Credit Basis; however, none were repaid within the required 90 days after the 15-year period. There is uncertainty as to the scope of the potential tax credit recapture related to these purchase money notes. Since the purchase money notes were not repaid within the time period required by the federal tax law, the tax credit recapture with interest for the affected Unit holders could be as much as $3.21 per Unit. The tax credits are subject to recapture up to and including three years after the date the tax return has been filed for the year the recapture event occurred. The term “return” means the return required to be filed by the taxpayer and does not include a return of the partnership from which the taxpayer received an item of income, gain, loss, deduction or credit.

Risks Related to Government-Assisted Properties

Rent Regulations and Profit Limitations

In addition to the rent imposed in connection with the Low-Income Housing Credit, the Properties may be subject to regulatory agreements which require HUD approval for rent increases. In addition, depending upon the type of Property involved, HUD may limit the amount of cash which may be distributed from a Property. Such limitations reduce the owner’s ability to react to rising costs and restrict the opportunity for appreciation. The existence of government assistance, while providing cash flow to an Operating Partnership from a Property, inhibits the potential growth of cash flow during the time such Property is held by prohibiting or imposing a ceiling on the annual return from the Property. If because of rent restrictions the cash flow from a Property is insufficient to meet debt service obligations and the Partnership Reserve and Property Reserve are also insufficient, a foreclosure of the Property’s mortgage could result, which in turn could result in a partial recapture of LIHTCs previously allocated with respect to that Property. The Property may be required to be sold, refinanced or foreclosed unless the agreements can be modified or additional funds can be raised.

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

Limitations on the Use of the Low-Income Housing Credit

In general, individuals, estates, trusts, personal service corporations, partners in partnerships and shareholders in Subchapter S corporations will only be able to use Low-Income Housing Credits to offset Passive Income. However, individuals may claim Low-Income Housing Tax Credits to offset federal income tax liability on up to $25,000 of non-passive income for unmarried taxpayers and married taxpayers filing jointly, and $12,500 using the maximum special allowance for married taxpayers filing separately. In addition, individuals’ ability to claim Low-Income Housing Credits is phased out at modified adjusted gross income levels (determined without reference to Passive Losses) between $200,000 and $250,000 for unmarried taxpayers filing jointly and $100,000 and $125,000 for married taxpayers filing separate returns. A married taxpayer who files a separate return and who lives with his or her spouse at any time during a taxable year cannot use any Low-Income Housing Credits to offset his or her federal income tax liability in that year. Furthermore, investors with adjusted gross income up to $150,000 for unmarried taxpayers and married taxpayers filing jointly and $75,000 for married taxpayers filing separate returns may not be able to claim the Low-Income Housing Credits in years in which such investors also have losses attributable to real estate rental activities in which they actively participate. Similarly, investors in real estate activities that generate rehabilitation tax credits may not be able to fully use Low-Income Housing Credits. Closely-held Subchapter C corporations that are not personal service corporations may offset Passive Losses and Low-Income Housing Credits against active business, but not portfolio income.

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

Allocation of Losses and Credits

Unit holders’ ability to obtain the tax benefits from their investment in the Partnership requires that the Internal Revenue Service respect the allocations in the Partnership Agreement. Unit holders may not be allocated losses that, in the aggregate, exceed their capital contributions plus their share of non-recourse debt deductions under Section 704(b) of the Internal Revenue Code and their share of the Partnership’s Minimum Gain. If Properties generate tax losses in excess of this amount, Unit holders cannot be allocated tax losses or Low-Income Housing Credits. In addition, if a seller were deemed to hold an equity interest in the Operating Partnership to which is sold a Property, allocations of Low-Income Housing Credits and tax losses to Unit holders would decrease proportionately.

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

Risk of Audit

Federal income tax information returns filed by the Partnership are subject to audit and adjustment by the Internal Revenue Service (IRS). An audit of the Partnership’s tax return by the IRS may result in an audit of a Unit holder’s return. In addition, the tax position of the General Partner may be substantially different from that of the Unit holders, which may result in a conflict in connection with the conduct of an audit by the Service. The Partnership will not pay any expenses incurred by a Unit holder in connection with an audit of the Unit holder’s individual tax return or of the Unit holder’s participation in an audit of the Partnership’s information returns or in subsequent judicial proceedings.

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

Repayment of Certain Distributions to the Unit Holders

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

Enforceability of Partnership Agreement

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

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new Properties replacing disposed Properties and because Properties having greater value in terms of cash flow in excess of debt service are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP has disposed of all of its Properties and otherwise winds up its affairs. Accordingly, there is substantial doubt about NHTLP continuing as such a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP is complete. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue and pay all the remaining expenses.

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

Disposition of the Properties

The focus of NHTLP is currently disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to NHTLP’s ability to realize the fair market value of such Property at the time of its final disposition. Demand by buyers for multi-family apartment Properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the governmental restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing Properties such as those in which NHTLP has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the Properties’ marketability.

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

The ownership structure of NHTLP’s investments through Operating Partnerships could adversely impact the timing of NHTLP’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of NHTLP. Given the limited rights of NHTLP under the terms of the Operating Partnership agreements, any conflict between the supervisory and managing partners in the Operating Partnerships could delay the disposition of Properties/Operating Partnerships and thus impact the marketability of the Properties. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities of NHTLP are such that any distributions to NHTLP will be used to cover its liabilities and therefore will not be distributed to the Unit holders. Depending on the Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

NHTLP acquired a 98.9% interest in 31 Operating Partnerships after the completion of the public offering in 1988. These Operating Partnerships, and the states in which their respective Properties are located, the number of units and the number of occupied units as of December 31, 2005, are listed below:

Partnership Name	State	Number of Units	Occupancy of Units
Aspen NHT Apartments Company Limited Partnership	Michigan	48	**
Birch Lake NHT Apartments Company Limited Partnership	Michigan	48	41
Century Place NHT Apartments Company Limited Partnership	Michigan	96	*****
Glendale NHT Apartments Company Limited Partnership	Michigan	28	27
Lakeside NHT Apartments Company Limited Partnership	Michigan	64	56
Park Terrace NHT Apartments Company Limited Partnership	Michigan	48	47
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	0	***
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	128	125
RP Limited Dividend Housing Association Limited Partnership	Michigan	245	228
YM Limited Dividend Housing Association Limited Partnership	Michigan	153	152
Bingham Terrace Limited Partnership	Ohio	56	55
Griggs Village Limited Partnership	Ohio	44	******
Hebron Village Limited Partnership	Ohio	40	*****
Melrose Village I Limited Partnership	Ohio	56	54
Stygler Village Limited Partnership	Ohio	150	****
Summit Square Limited Partnership	Ohio	152	147
Washington Court House Limited Partnership	Ohio	60	59
Wildwood Village I Limited Partnership	Ohio	94	76
Wildwood Village II Limited Partnership	Ohio	86	74
Wildwood Village III Limited Partnership	Ohio	92	86
W-C Apartments Limited Partnership	Oklahoma	64	63
W-G Apartments Limited Partnership	Oklahoma	47	46
W-P Apartments Limited Partnership	Oklahoma	76	73
W-R Apartments Limited Partnership	Oklahoma	76	74
Coal Township Limited Partnership	Pennsylvania	101	100
Hazelwood Limited Partnership	Pennsylvania	100	99
Mahanoy Limited Partnership	Pennsylvania	125	122
West Allegheny Partners Limited Partnership	Pennsylvania	46	43
Springchase Apartments Limited Partnership	Texas	164	*
Trinidad Apartments Limited Partnership	Texas	124	*
St. Martins Associates	Washington	53	****

*These two Operating Partnerships lost their Properties in a December 1997 foreclosure sale; therefore, the year-end occupancy is listed as -0-. These Operating Partnerships were liquidated in 1998, having paid the remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to NHTLP. No distributions were made to Unit holders, since the cash did not exceed the expenses of NHTLP. The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership was dissolved in 2003.

**This Property was sold in November 2001; therefore, the year-end occupancy is listed as -0-.

***This Property merged with Traverse Woods II in August 2002; therefore, the year-end occupancy is listed as -0-.

****These Properties were sold in December, 2003; therefore, the year-end occupancy is listed as -0-.

*****These Properties were sold during 2004; therefore, the year-end occupancy is listed as -0-.

******This Property was sold in June 2005; therefore, the year-end occupancy for 2005 is listed as -0-.

Nine of the Properties remaining at December 31, 2005, were sold in 2006 and the first quarter of 2007. Melrose Village, Summit Square, Washington Court House, Wildwood Village I, Wildwood Village II, and Wildwood Village III were sold in March 2006. Park Terrace was sold in June 2006. Research Park was sold in August 2006. Young Manor was sold in January 2007. No distributions were made to Unit holders nor to NHTLP, in connection with any of these sales, except Park Terrace, because the values upon sale were less than the outstanding liabilities. Park Terrace had value in excess of debt; however, owing to the liabilities of NHTLP, no distributions were made to the Unit holders.

Note the remaining Properties listed above are encumbered by substantial debt (see Management’s Discussion and Analysis, Notes 3 and 4, and Schedule III for more details).

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

At December 31, 2005, there were approximately 1,040 registered holders of Units of limited partnership interest in NHTLP (“Units”). The Units were sold through a public offering underwritten by Shearson Lehman Hutton, Inc. The Units may be transferred only if certain requirements are satisfied; a public market for the purchase and sale of the Units has not developed to date, and no such market is expected to develop. The General Partner does not expect to distribute cash to Unit holders even under circumstances such as refinancing or disposition because liabilities of NHTLP far exceed its assets. In addition, in Management’s judgment, upon sale of most of the Properties, it is likely that sale proceeds will not be in excess of the debt financing, liabilities of the Operating Partnership, the expenses of sale and liabilities of NHTLP; therefore, it is likely that the sale proceeds will not be sufficient to make any distribution to the Unit holders and, depending on the Unit holders’ tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

ITEM 6	SELECTED FINANCIAL DATA

The following information has been derived from the combined financial statements of NHTLP and its Operating Partnerships.

As a result of the classification of discontinued components, the results of operations for those Properties have been reported as discontinued components for all periods presented.

	Years Ending December 31, (In thousands, except per Unit data)

	2005	2004	2003	2002	2001

Combined Statement of Operations Data:

Revenues	$4,565	$4,491	$4,490	$4,427	$4,300

Expenses (2)	(3,803)	(3,621)	(3,866)	(3,643)	(3,347)

Depreciation and amortization	(1,033)	(1,036)	(1,002)	(971)	(982)

Loss from rental operations	(271)	(166)	(378)	(187)	(29)

Other revenues and expenses

Interest income	68	17	27	56	144

Interest expense	(1,615)	(1,590)	(1,566)	(1,553)	(1,577)

Loss from continuing operations	$(1,818)	$(1,739)	$(1,917)	$(1,684)	$(1,462)

Income (Loss) from operations of the discontinued components, including gain on disposal of $18, $1,163, $2,513, $0 and $251.	(183)	(382)	709	(2,630)	(1,909)

Net loss	$(2,001)	$(2,121)	$(1,208)	$(4,314)	$(3,371)

Loss per Unit from continuing operations	$(1.79)	$(1.71)	$(1.89)	(1.66)	(1.44)

Income (Loss) from operations of the discontinued components, including gain on disposal	(.18)	(.38)	.70	(2.59)	(1.88)

Net loss per Unit	$(1.97)	$(2.09)	$(1.19)	$(4.25)	$(3.32)

Combined Balance Sheet Data:	2005	2004	2003	2002	2001

Total assets (2)	$37,408	$38,145	$42,395	$49,665	$52,361

Term debt (1)	$66,588	$66,006	$67,599	$74,431	$73,077

Partners’ capital	$(34,343)	$(32,342)	$(30,221)	$(29,013)	$(24,700)

Cash dividends declared per Unit	None	None	None	None	None

(1) Includes maturities of term debt and debt from Properties held for sale.

(2) Expenses in 2002 include an impairment loss of $284,000, which also reduced Total Assets.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, NHTLP raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, NHTLP had $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in NHTLP’s reserve and $16,989,000 was invested in thirty-one Operating Partnerships. The thirty-one Operating Partnerships that were acquired owned low-income housing developments eligible for the LIHTC. One of the Properties was also eligible for the historic rehabilitation tax credit. The thirty-one acquisitions occurred from October 1988 through March 1990.

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

Properties

As of December 31, 2005, average aggregate occupancy for all of the Properties was 93.8%.

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

As part of the Property’s work-out strategy, the Operating Partnership retained Southeastern Michigan Housing, L.L.C. to manage Research Park beginning in October 2002. For the year ended December 31, 2005, the net loss was $370,000, a decrease of 41.5% compared to the net loss of $633,000 in 2004.

As of December 31, 2005, NHTLP has contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period January 1, 2006 through August 2006, when the Property was sold.

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

In addition to the effort to sell the project to the highest bidder, the General Partner and the management company negotiated settlements with trade-payable creditors. Negotiations with the creditors were concluded in June 2004. Payables incurred during the periods of the previous management were reduced to $130,000 through payments from NHTLP’s reserves and agreements with trade creditors for the reduction of debt. As of December 31, 2005, trade payables (excluding those to previous management), had a balance of $152,000. Occupancy was steady at 91%, which, as noted above, contributed to operating cash flow.

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

As of December 31, 2005, three other Properties had cash flow difficulties largely because rents did not keep pace with the operating expenses. For most of the Properties in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Properties do not have assets significantly exceeding liabilities.

Disposition of Properties

Of the thirty-one original Operating Partnerships, as of December 2005, eight had been disposed of (sold or liquidated), including the troubled Property located in Greenville, Michigan, and two merged into a single Partnership. Of the remaining twenty-two Properties, including the two Properties that merged, ten reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for four of these ten Properties was finalized in June 2006 with the closing date scheduled for December 2006. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debts, the buyer terminated its agreement on December 29, 2006. The managing general partner of the Operating Partnership exercised its right of first refusal upon the withdrawal of the offer. The sale of these Properties is expected to be finalized by November 2007. The other six Properties that reached the end of their compliance period in 2003 were sold in March 2006.

Eleven Properties reached the end of their compliance period on December 31, 2004. Of these, one was sold in June 2006, one was sold in August 2006 (the Research Park Property), and one was sold in January 2007. The remaining eight Properties are in various stages of disposition.

The last property reached the end of its compliance period on December 31, 2005. The sale of this Property is contingent on the success of obtaining 9% tax credits. An application for second round tax credits for 2006 was unsuccessful. In the second quarter 2007, another application was filed for the first round of tax credits for 2007. Consultants and experts in this field have been engaged to help formulate appropriate disposition strategies.

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

Of the fourteen Properties with compliance periods that ended in 2002 and 2003, nine had purchase money notes held by two qualified non-profit entities that originally sold such Properties to NHTLP. NHTLP sold one of these Properties in December 2002. On March 9, 2005, the holder of the remaining eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes. As such, the holder of the purchase money notes did not enforce its rights to take a collateral assignment of the general partners’ interests in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. The disposition of these assets was a complicated process requiring various approvals (e.g., HUD’s Transfer of Physical Assets). The sale of the purchase money notes was completed in March 2006. There is a risk of recapture of tax credits for non-corporate Unit holders since those purchase money notes were not repaid as required by federal tax law. The tax credits are subject to recapture up to and including three years after the date the tax return has been filed for the year the recapture event occurred. The term “return” means the return required to be filed by the taxpayer and does not include NHTLP’ return.

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

Pending Dispositions

Two Properties located in Detroit, Michigan obtained Unit holder approval for a sale of the general partners’ interests and ultimate sale of the Properties to the new respective general partners upon completion of the tax credit compliance period in December 2004. An assessment of the fair market value of these projects was prepared by Marcus and Millichap Real Estate Investment Brokerage Company, which concluded that if HUD approved the recommended rent increase and MSHDA forgave a portion of the debt, the Properties could be marketable assets. A purchase agreement was entered into with Property Management Solutions in January 2005. The deals were subject to the assumption of primary debt, write-down or forgiveness of secondary and other debt held by MSHDA, an allocation of 9% tax credits in 2005, and an allocation of HOME Investment Partnerships Program funds. Pursuant to the purchase agreement, the closing was scheduled for June 2006. The closing was in jeopardy because the buyer had not cleared “flags” on its Prior Participation, HUD Form 2530, but HUD granted conditional approval in May 2006. As of January 2005, both Properties were classified as held for sale. One was sold in August 2006, and the other was sold in January 2007.

One Property located in Williamston, Michigan reached the end of its compliance period in December 2004. The supervisory general partner and the managing general partner of the Operating Partnership approved an option agreement, with a purchase price above the existing debt. The agreement was subject to the allocation of 9% credits in 2005, which were awarded. The property was available for sale on January 1, 2005, and thus was classified as held for sale at that time. The transaction closed in June 2006. Based on the purchase price, this Property had value in excess of debt; however, owing to the liabilities of NHTLP, no distributions were made to Unit holders.

Eight Properties in Ohio reached the end of their compliance period in December 2003. NHT, Inc., the supervisory general partner of each of the Operating Partnerships for these Properties, contacted the managing general partner of each of these Operating Partnerships to obtain its plan of sale, which includes two appraisals to establish value. These Properties had purchase money notes held by the qualified non-profit entities as described above. The value of the Properties based on appraisals and other third party consultant analysis, was less than the existing debt of the Properties. Therefore, the purchase money notes could not be repaid within the 90-day period required under federal law. The holder of the purchase money notes informed NHTLP with a letter dated June 4, 2004, that the entities were in default. A 30-day default notice was given. As a result, some investors may incur recapture of all or a portion of the tax credits. The purchase money notes on the Property located in Hebron, Ohio, which was sold in October 2004, and on the Property located in Columbus, Ohio, which was sold in June 2005, were not resolved at the time of sale.

In March 2005, the holder of all eight purchase money notes agreed to accept $1.7 million as payment in full of all eight notes. As such, the holder of the notes did not enforce its rights to take a collateral assignment of the general partners’ interest in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. All of the remaining Properties were categorized as held for sale for the year ended December 31, 2004. As noted above, one Property was sold in October 2004. Another Property was sold in June 2005. The sale of the remaining six Properties closed in March 2006. None of these Properties had value in excess of debt, and no distributions were made to the Unit holders.

Four Oklahoma Properties reached the end of their compliance periods on December 31, 2003. The supervisory general partner has taken the lead on the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties are sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner has marketed them with CB Richard Ellis, a national real estate brokerage. Preservation of Affordable Housing (“POAH”) offered $1 million more than the amount of the debt for all four Properties. However, costs of sale such as transfer taxes and broker’s fees, and possible payments on HUD-held second and third mortgages, will greatly reduce, if not eliminate, the proceeds to the seller. As of December 31, 2004, all four of these Properties were categorized as held for sale. The sale agreement was finalized on June 13, 2006. The closing was scheduled for December 2006 unless extended for a cost of $10,000 per extension per Property. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer terminated its agreements on December 29, 2006. The managing general partner of the Operating Partnership exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt placed on each Property through Mark-to-Market restructurings. The sale of these Properties is expected to be finalized by November 2007.

Three Pennsylvania Properties reached the end of their compliance periods in December 2004. A purchase and sale agreement was executed in April 2007. The terms of the agreement require that the Limited Partnership interest and the supervisory general partnership interest be sold to the managing general partner. The projected closing date for these Properties is September 2007. Discussions have begun with Pennsylvania Housing Finance Agency (PHFA) on the transfer of interest. All three Properties have notes with PHFA that were due at the end of the compliance period. The notes have an extension option for another fifteen years with the same terms. PHFA has not required the pay-off or the extension of the notes. However, upon the closing of the sale, PHFA may require either payment in full of the notes or extension fees of 1% of the principal balance of the notes. The constraint on rates relates to Section 8 rents, all of which greatly exceed Fair Market Rents (“FMR”), as established by HUD. If HUD elects to adjust rents downward to FMR levels after a refinancing occurs, net operating income may be reduced to the point that the project cannot support its debt, putting the project at risk for foreclosure.

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

As of December 31, 2005, the Operating Partnerships owned eight Properties whose government-subsidized rent contracts expire annually and are not subject to optional renewal by the owner. Four of these Properties were sold in March 2006. As of July 2007, the contracts for the remaining four Properties had been renewed through mid-2008. In addition, for four Oklahoma Properties, the managing general partner of the Operating Partnerships and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service. Although it is not anticipated, additional Properties may become subject to the restructuring program. The General Partner of NHTLP will work with the general partners of the Operating Partnerships to seek to renew all expiring government-subsidized rent contracts, and if required or appropriate, to participate in the program to restructure loans and rent subsidies.

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

As of December 31, 2005, restricted cash was $3,151,000. The restricted cash was composed of NHTLP’s reserves in the amount of $52,000 and Operating Partnership reserves of $3,099,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. Investment Partnership reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, NHTLP’s reserves have been available to fund obligations of NHTLP, including the management fee payable by NHTLP to the General Partner. As of December 31, 2005, the General Partner voluntarily deferred payment of $2,504,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that NHTLP’s reserves will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose.

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

Results of Operations

The 2005 net loss of $2,001,000 decreased by 5.7% from the 2004 net loss of $2,121,000, while the 2004 net loss of $2,121,000 increased by 75.6% from the 2003 net loss of $1,208,000. The reasons for the differences are discussed below.

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

During 2005, 2004, and 2003, total revenues including discontinued operations, were $11,515,000, $11,648,000, and $12,927,000, respectively. Total revenues decreased $133,000 (1.1%) in 2005 as compared to 2004 and decreased $1,279,000 (9.9%) in 2004 compared to 2003. The decrease in 2005 relates to the sale of one Property in June 2005.

The decrease in 2004 primarily relates to the sale of two Properties in December 2003 and one Property in both May and October 2004. Comparison of total revenues for the remaining like Properties was an increase of $278,000 (2.5%) in 2005 as compared to 2004 and an increase of $298,000 (2.8%) in 2004 as compared to 2003.

Total expenses including discontinued operations were $13,534,000, $14,933,000 and $16,647,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which includes depreciation and amortization of $1,033,000, $2,422,000 and $2,345,000, respectively. The $10,000 (0.1%) decrease in expenses excluding depreciation between 2005 and 2004 relates to the sale of one Property in June of 2005; a decrease in administrative expenses of $19,000 (0.1%); a decrease in operating and maintenance expenses of $84,000 (3.3%); a decrease in management fees of $9,000 (1.0%); an increase in Partnership management fees of $10,000 (3.0%); an increase in utility expenses of $132,000 (8.2%); and a decrease of taxes and insurance of $17,000 (0.9%). The $1,791,000 (12.5%) decrease in expenses excluding depreciation between 2004 and 2003 primarily relates to the sale of two Properties in 2004 and two Properties in December 2003. For the remaining like Properties, the expenses exclusive of depreciation and interest increased by $357,000 (4.0%) for 2005 compared to 2004, and decreased $207,000 (2.3%) for 2004 compared to 2003.

During 2005, 2004 and 2003, total revenues from continuing operations excluding interest were $4,565,000, $4,491,000 and $4,490,000, respectively. Total revenues increased $74,000 (1.6%) in 2005 compared to 2004 and increased $1,000 (0.02%) in 2004 compared to 2003. Total expenses from continuing operations, exclusive of depreciation, interest and impairment loss for 2005, 2004 and 2003 were $3,803,000, $3,621,000, and $3,866,000, respectively. The $182,000 (5.0%) increase in expenses between 2005 and 2004 primarily relates to an increase in administration expenses of $21,000 (3.0%); an increase in operating and maintenance expenses of $20,000 (2.2%); an increase in management fees of $23,000 (6.9%); an increase in utility expenses of $70,000 (13.1%) and an increase in taxes and insurance of $25,000 (3.1%). The decrease of $245,000 (6.3%) in 2004 compared to 2003 primarily relates to a decrease in administrative expenses of $107,000 (13.3%) and a decrease in operating and maintenance expenses of $138,000 (13.0%).

The decrease in administrative expense between 2004 and 2003 relates to a reduction in salaries at two Properties and a reduction in legal expenses for NHTLP in 2004. The decrease in operating and maintenance expense relates to a decrease in payroll at three Properties and reduced repairs and renovation work done in 2004 as compared to 2003 at several of the Properties. The increase in taxes and insurance relates to the general increase in property and liability insurance costs at a majority of the Properties.

During 2005, 2004 and 2003 total revenues from discontinued components excluding interest were $6,830,000, $7,091,000 and $8,337,000, respectively. Total expenses from discontinued components exclusive of depreciation, interest and impairment loss for 2005, 2004, and 2003 were $5,461,000, $5,630,000, and $6,746,000, respectively. Since the discontinued components were composed of different Properties each year, the results of operations are not comparable for 2005, 2004 and 2003.

In recent years, rental income, after the HUD rent adjustments, has not increased at a rate equivalent to increases in expenses (excluding depreciation and interest). To date, inflation has not had a significant impact on the combined operations of NHTLP and the Operating Partnerships. However, rent levels of the Properties are generally limited by the requirements of the LIHTC and are subject to strict governmental regulation. In the event of significant inflation, including increases in the price of utilities resulting from general increases in the cost of energy or a general increase in insurance costs, the Operating Partnerships may be unable to increase rents sufficiently to compensate for increases in expenses. Due to the changes in HUD programs, future increases in subsidy income may be limited.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Mortgages and Promissory Notes

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, USDA Rural Housing Service, or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. As of December 31, 2005, they have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

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

MORTGAGE, PROMISSORY NOTE AND CAPITAL RECOVERY OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2006	2007	2008	2009	2010	Thereafter

Mortgages	$10,884	$6,332	$154	$167	$181	$197	$3,853
Interest on Mortgage	32	32	0	0	0	0	0
Promissory Notes	7,152	5,015	9	9	9	9	2,101
Interest on Promissory Notes	8,709	7,540	0	0	0	0	1,169

Total Continuing Operations	$26,777	$18,919	$163	$176	$190	$206	$7,123

Discontinued Components	Total Term Debt	2006	2007	2008	2009	2010	Thereafter

Mortgages	$14,742	$852	$922	$998	$1,081	$1,170	$9,719
Interest on Mortgage	79	79	0	0	0	0	0
Promissory Notes	10,589	6,206	0	0	0	0	4,383
Interest on Promissory Notes	14,359	13,597	0	0	0	0	762
*Capital Recovery	33	0	0	0	0	0	33
*Interest on Capital Recovery	9	0	0	0	0	0	9

Total Discontinued Components	$39,811	$20,734	$922	$998	$1,081	$1,170	$14,906

Total All Components	$66,588	$39,653	$1,085	$1,174	$1,271	$1,376	$22,029

* The capital recovery payments and interest are due from future owners’ distributions for a mortgage restructuring fee on the refinancing under the Mark-To-Market program. They are classified under “accounts payable affiliates”.

HUD Housing Assistance Payments (HAP) Contracts:

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. As of December 31, 2005, there were seventeen Properties with HAP contracts. Some of the HAP contracts have annual renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of July 2007, all four of the remaining Properties with annual HAP contracts had been extended through mid-2008. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of July 2007.

Property	Next Expiration Date	Automatic Renewal	Final Contract Expiration	Date Property Sold

Bingham Terrace	April 2008	No	April 2010	N/A
Coal Twp.Elderly Housing	June 2018	Yes	June 2018	N/A
Griggs Village Apartments	May 2005	No	May 2005	06/21/05
Hazelwood Apartments	June 2018	Yes	June 2018	N/A
Mahanoy Elderly Housing	November 2019	Yes	November 2019	N/A
Melrose Apartments	June 2007	No	June 2007	03/30/06
Research Park	August 2015	Yes	August 2015	07/07/06
Summit Square	August 2007	No	August 2007	03/30/06
Traverse Woods II	October 2010	No	October 2010	N/A
Washington Court House	September 2007	No	Annual	03/30/06
Wildwood I	September 2007	No	Annual	03/30/06
Wildwood II	July 2007	No	Annual	03/30/06
Wildwood III	July 2007	No	Annual	03/30/06
Willow Creek	April 2008	No	Annual	N/A
Willow Garden	April 2008	No	Annual	N/A
Willow Park	April 2008	No	Annual	N/A
Willow Rock	April 2008	No	Annual	N/A
Young Manor	November 2016	No	November 2016	N/A

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

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new Properties replacing disposed Properties and because Properties having greater value in terms of cash flow in excess of debt service are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP has disposed of all of its Properties and otherwise wound up its affairs. Accordingly, there is substantial doubt about whether NHTLP will continue as a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP is complete. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue and pay all the remaining expenses. However, as the dissolution of NHTLP was not imminent as of December 31, 2005, the combined financial statements are presented assuming NHTLP will continue as a going concern.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter 2003 from the third quarter the implementation date of FIN 46 with respect to VIEs in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46(R)). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities. Based on the guidance of FIN 46(R), the Operating Partnerships in which NHTLP invests in meet the definitions of a VIE. However, management does not consolidate NHTLP’s interest in these VIEs under FIN 46(R), as it is not considered to be the primary beneficiary. However, management has presented the combined financial statements of NHTLP and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements.

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

The combined financial statements of National Housing Trust Limited Partnership and its Operating Partnerships as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are listed below and included on pages 26 through 44 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

National Housing Trust Limited Partnership

We have audited the accompanying combined balance sheets of National Housing Trust Limited Partnership and its Operating Partnerships (the “Partnership”) as of December 31, 2005 and 2004 and the related combined statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and the financial statement schedules as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 listed in the accompanying index. These combined financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements and schedules based on our audits. We did not audit the financial statements of certain Operating Partnerships, which statements reflect total losses of $2,082,766 for the year ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those Operating Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits, and the reports of the other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Housing Trust Limited Partnership and its Operating Partnerships at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, PC

REZNICK GROUP, PC

Bethesda, Maryland

September 7, 2007

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, DECEMBER 31, 2005 AND 2004

(In Thousands)

ASSETS	December 31

	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$610	$523
Tenants’ security deposits	292	295
Mortgage escrow deposits	646	578
Prepaid expenses and other assets	1,171	1,196

Total current assets	2,719	2,592

Restricted cash (Note 1)	3,151	3,045

Rental property held for sale (Note 1)	17,405	10,129

Rental property (Notes 1 and 3):
Buildings and improvements	27,197	41,062
Furniture and equipment	1,061	1,985

	28,258	43,047
Less accumulated depreciation	(15,017)	(22,469)

	13,241	20,578
Land	892	1,801

	14,133	22,379

Total assets	$37,408	$38,145

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands)

LIABILITIES AND PARTNERS’ DEFICIT	December 31
	2005	2004

Current liabilities:
Current maturities of long-term debt (Note 3)	$11,347	$15,029
Accrued interest on current maturities	7,540	13,618
Accounts payable and accrued expenses	1,555	826
Accounts payable affiliates	2,927	2,931
Rents received in advance	76	81
Deposits held	322	341
Accrued interest, mortgage notes payable	32	106

Total current liabilities	23,799	32,932

Liabilities to be disposed of by sale (Note 1)	40,094	17,321

Long-term debt, less current maturities (Note 3):
Mortgage notes payable	4,552	13,487
Promissory notes	2,137	4,454
Accrued interest on promissory notes	1,169	2,293

	7,858	20,234

Partners’ deficit:
General Partners:
NHT, Inc.	(40)	(38)
Other operating General Partners	(305)	(285)

Limited partners:
Issued and outstanding 1,014,668 investment Units	(33,998)	(32,019)

	(34,343)	(32,342)

Total liabilities and partners’ deficit	$37,408	$38,145

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands, except per Unit Amounts)

	YEARS ENDED DECEMBER 31
	2005	2004	2003
Revenues (Notes 4 and 7):
Rental revenues	$4,474	$4,420	$4,417
Other income	91	71	73

Total revenues	4,565	4,491	4,490

Expenses:
Administration	720	699	806
Operating and maintenance	940	920	1,058
Management fees, including $207, $187 and $202 to affiliates (Note 2)	355	332	342
Partnership asset management fees, affiliates (Note 2)	362	339	331
Utilities	605	535	545
Taxes and insurance	821	796	784
Depreciation and amortization	1,033	1,036	1,002

Total expenses	4,836	4,657	4,868

Loss from rental operations	(271)	(166)	(378)

Other revenues and (expenses):
Interest income	68	17	27
Interest expense	(1,615)	(1,590)	(1,566)

Loss from continuing operations	(1,818)	(1,739)	(1,917)

Income (Loss) from operations of the discontinued components, including gain on disposal of $18, $1,163, and $2,513.	(183)	(382)	709

Net loss	$(2,001)	$(2,121)	$(1,208)

Loss per limited partnership Unit from continuing operations	(1.79)	(1.71)	(1.89)

Income (Loss) from operations of the discontinued components, Including gain on disposal	(.18)	(.38)	.70

Net loss per limited partnership Unit	$(1.97)	$(2.09)	$(1.19)

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF PARTNERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	NHT, Inc.	OTHER GENERAL PARTNERS	LIMITED PARTNER’S INTEREST	TOTAL PARTNER’S DEFICIT

Balances as of December 31, 2002	$(35)	$(251)	$(28,727)	$(29,013)

Allocation of net loss	(1)	(13)	(1,194)	(1,208)

Balances as of December 31, 2003	$(36)	$(264)	$(29,921)	$(30,221)

Allocation of net loss	(2)	(21)	(2,098)	(2,121)

Balances as of December 31, 2004	$(38)	$(285)	$(32,019)	$(32,342)

Allocation of net loss	$(2)	$(20)	$(1,979)	$(2,001)

Balances as of December 31, 2005	$(40)	$(305)	$(33,998)	$(34,343)

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	(Restated)
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,001)	$(2,121)	$(1,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,033	2,422	2,345
Gain on sale of rental property	(18)	(1,163)	(2,513)
Accrued interest on promissory notes	2,512	2,303	2,106
Changes in operating assets and liabilities:
Increase in deposits, prepaid and other assets	(291)	(562)	(357)
Increase in accounts payable and accrued expenses	688	597	538
Increase in accounts payable - affiliates	65	(426)	-
Increase (decrease) in other current liabilities	(75)	(50)	153

Net cash provided by operating activities	1,913	1,000	1,064

Investing activities:
Additions to buildings, furniture and equipment	(334)	(308)	(839)
Reductions from (additions to) restricted cash, net	(152)	172	634
Proceeds from sale of rental property	-	71	-

Net cash used for investing activities	(486)	(65)	(205)

Financing Activities:
Additions to term debt	-	-	37
Payments of term debt	(1,340)	(1,220)	(1,081)

Net cash used for financing activities	(1,340)	(1,220)	(1,044)

Increase (Decrease) in cash and cash equivalents	87	(285)	(185)
Cash and cash equivalents, beginning of year	523	808	993

Cash and cash equivalents, end of year	$610	$523	$808

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,282	$1,515	$1,797

The accompanying notes are an integral

part of the combined financial statement

Significant non-cash investing and financing activities:

In conjunction with the sale of one Ohio rental Property in 2005, the following assets and liabilities were transferred to the purchaser: deposits, prepaid amounts, and other assets of $105,000, restricted cash of $119,000, rental property held for sale in the amount of $333,000, accounts payable and accrued expenses of $18,000, other current liabilities of $7,000 and a mortgage payable in the amount of $561,000.

In conjunction with the sale of rental Properties in 2004, the following assets and liabilities were transferred to the purchaser. For the Michigan Property: deposits, prepaid amounts, and other assets of $140,000, restricted cash of $23,000, rental property held for sale in the amount of $1,795,000, accounts payable and accrued expenses of $212,000, other current liabilities of $23,000 and a mortgage payable in the amount of $2,200,000. For the Ohio Property: deposits, prepaid amounts, and other assets of $16,000, restricted cash of $81,000, rental property held for sale in the amount of $68,000, accounts payable and accrued expenses of $179,000, other current liabilities of $301,000 and a mortgage payable in the amount of $400,000. An additional write-off of accounts receivable for $23,000 for a Property that was sold in 2003 reduced the gain in 2004.

In conjunction with the sale of rental Properties in 2003, the following assets and liabilities were transferred to the purchaser or written-off. For the Ohio Property: deposits, prepaid amounts, and other assets of $284,000, restricted cash of $1,279,000, rental property held for sale in the amount of $2,616,000, accounts payable and accrued expenses of $40,000, other current liabilities of $110,000 and a mortgage payable in the amount of $6,407,000. For the Washington Property: deposits, prepaid amounts, and other assets of $114,000, restricted cash of $141,000, rental property held for sale in the amount of $1,109,000, accounts payable and accrued expenses of $30,000, other current liabilities of $8,000, and a mortgage payable in the amount of $1,461,000.

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

1. Summary of the Organization and Its Significant Accounting Policies:

As noted above, NHTLP was formed on July 9, 1987 to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships. NHT, Inc. serves as a General Partner of NHTLP and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships.

NHT, Inc. is a Delaware nonprofit corporation which holds a 1% General Partner's interest in NHTLP. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in NHTLP with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .01% limited partnership interest to NHT, Inc.

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

National Affordable Housing Trust, Inc. (“NAHT”) a nonprofit corporation, is the sole member of the General Partner. NAHT in turn has had three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and Volunteers of America, Inc., a New York nonprofit corporation formed in 1896. Evangelical Lutheran Good Samaritan Society, a non-profit corporation organized under the laws of North Dakota in 1922, was added as a fourth member in 2007.

On October 7, 1988, NHTLP completed a public offering of 1,014,668 Units of limited partnership interests at $20.00 per Unit, from which NHTLP received gross proceeds of approximately $20,293,000. After paying Shearson Lehman Hutton, Inc. $2,079,000 for fees and costs related to the offering and paying NHTLP $965,000 for organizational and offering expenses, the net proceeds of the offering were $17,249,000.

After completion of the public offering, the Partnership acquired a 98.9% limited partnership interest in 31 Operating Partnerships. No acquisitions occurred during 2005, 2004, or 2003. The two Texas Operating Partnerships lost their Properties in a December 1997 foreclosure sale. These Operating Partnerships were liquidated in 1998, paying remaining Operating Partnership liabilities out of available Operating Partnership cash. Any cash in excess of liabilities was distributed to NHTLP. No distributions were made to the holders of Units of limited partnership interest in NHTLP (the “Unit holders”). The Springchase Apartments Limited Partnership was dissolved in 1999. The Trinidad Apartments Limited Partnership was dissolved in 2003. The Aspen NHT Apartment Company Limited Partnership was sold in November 2001, per approval from the Unit holders. The tax credits were bonded. Any cash in excess of the liabilities was distributed to NHTLP for accrued fees. No distributions were made or expected to be made to the Unit holders. St. Martin’s Associates Limited Partnership and Stygler Village Limited Partnership reached the end of their compliance periods in 2002 and were sold in 2003. Liabilities were in excess of any assets; therefore, no cash was generated to be distributed. Century Place NHT Apartments Company Limited Partnership and Hebron Village Limited Partnership were both sold in 2004. The liabilities were in excess of the assets for both the Properties. No distributions were made to the Unit holders. Griggs Village Limited Partnership was sold in June 2005. The liabilities were in excess of the assets. No distributions were made to the Unit holders. Melrose Village Limited Partnership, Summit Square Limited Partnership, Washington Court House Limited Partnership, Wildwood I Limited Partnership, Wildwood II Limited Partnership, and Wildwood III Limited Partnership were all sold in March 2006. The respective Operating Partnerships’ liabilities were in excess of their assets, so no distributions were made to the Unit holders. Park Terrace NHT Apartments Company Limited Partnership was sold in June 2006. Based on the purchase price, this Property had value in excess of debt, but due to the liabilities of NHTLP, no distributions were made to Unit holders. Research Park Limited Partnership

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

closed in escrow in July 2006. The final closing occurred in August 2006. Since the sale of this Property resulted in the forgiveness of the debt held by MSHDA, Unit holders could be required to recognize ordinary income that may be offset partly or wholly by suspended passive losses. The actual impact on Unit holders will be based upon each Unit holder’s tax situation and no assurance can be given that the disposition will not result in further adverse tax consequences.

Annual distributions, if any, from the Operating Partnerships are limited under the terms of various agreements with governmental agencies. Any cash available for distribution from the Operating Partnerships will be distributed 98.9% to NHTLP and 1.1% to the general partners. Any NHTLP net income (loss) or cash available for distribution will be distributed 98.9% to Unit holders and 1.1% to NHT, Inc. Cash distributions to Unit holders, if any, shall be made at such time or times as the General Partner may determine. Net loss per limited partnership Unit of NHTLP is based on the average number of limited partnership Units outstanding during the period of operating activity.

Principles of Combination:

The combined financial statements include the accounts of NHTLP and Operating Partnerships in which it has acquired 98.9% limited partnership interests. NHTLP does not have any significant liability to the Operating Partnerships beyond its original investment, but does have control over certain aspects of the Operating Partnerships either through the operation of the various partnership agreements or through NHT, Inc., which is a general partner in NHTLP and a non-managing general partner in all the Operating Partnerships excluding Hancock Manor for which NHT, Inc. is the Managing General Partner. Combined financial statements have been presented because of common ownership between the Operating Partnership general partner and NHTLP. All related intercompany accounts and transactions have been eliminated. Each of the Operating Partnerships has no significant assets other than an apartment complex encumbered by mortgage debt, and related cash reserves and mortgage escrow deposits. The assets of any Operating Partnership are not available for the benefit of any other Operating Partnership or for the benefit of NHTLP.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

The Operating Partnerships that are included in the combined financial statements either as Held and Used or as Held for Sale as of December 31, 2005 are as follows:

Partnership Name	State	Date Acquired

Held and Used

Birch Lake NHT Apartments Company Limited Partnership	Michigan	12/28/89
Glendale NHT Apartments Company Limited Partnership	Michigan	12/28/89
Lakeside NHT Apartments Company Limited Partnership	Michigan	12/28/89
Traverse Woods NHT Apartments Company Limited Partnership	Michigan	12/28/89
Traverse Woods II NHT Apartments Company Limited Partnership	Michigan	12/28/89
Bingham Terrace Limited Partnership	Ohio	12/28/89
Coal Township Limited Partnership	Pennsylvania	12/29/89
Hazelwood Limited Partnership	Pennsylvania	12/29/89
Mahanoy Limited Partnership	Pennsylvania	12/29/89
West Allegheny Partners Limited Partnership	Pennsylvania	03/27/90

Held for Sale

W-C Apartments Limited Partnership	Oklahoma	03/02/89
W-G Apartments Limited Partnership	Oklahoma	03/02/89
W-P Apartments Limited Partnership	Oklahoma	03/02/89
W-R Apartments Limited Partnership	Oklahoma	03/02/89
Wildwood Village I Limited Partnership	Ohio	12/01/89
Wildwood Village II Limited Partnership	Ohio	12/01/89
Wildwood Village III Limited Partnership	Ohio	12/01/89
Melrose Village I Limited Partnership	Ohio	12/01/89
Summit Square Limited Partnership	Ohio	12/01/89
Washington Court House I Limited Partnership	Ohio	12/01/89
Park Terrace NHT Apartments Company Limited Partnership	Michigan	12/28/89
YM Limited Dividend Housing Association Limited Partnership	Michigan	12/31/89
RP Limited Dividend Housing Association Limited Partnership	Michigan	12/31/89

Cash Equivalents:

For purposes of the combined statement of cash flows, NHTLP and its Operating Partnerships define cash equivalents as short-term, highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash:

Restricted Cash consisted of Operating Partnerships' Property reserves of $3,099,000 and $3,026,000 in 2005 and 2004, respectively, and NHTLP’s reserves of $52,000 and $19,000 in 2005 and 2004, respectively.

Property reserves represent amounts required by HUD or other governmental agencies to be maintained with respect to each of the individual Properties acquired by the Operating Partnerships. Withdrawals are subject to written permission of the governmental agency. Under the applicable governmental regulations, the Property reserves maintained with respect to each individual Property are not available as supplementary capital for any other Property or for NHTLP. The purpose of these reserves is to ensure funding is available for repairs and other expenditures, which may be needed for the designated Property. As of December 31, 2005 and 2004, these assets were maintained in demand deposit accounts with various financial institutions.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NHTLP reserves represent the amount that is available to supplement the Operating Partnerships' Property reserves, or to pay certain operating expenses of NHTLP. At December 31, 2005 and 2004, these assets were invested in certificates of deposit, U.S. government obligations, commercial paper, demand deposits and money market accounts.

The carrying amount of reserves approximated market value at December 31, 2005 and 2004.

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

Rental property held for sale as of December 31, 2005, consisted of six Ohio Properties, four Oklahoma Properties and three Michigan Properties. The six Ohio Properties all had purchase money notes. Part of the purchase agreement for these six Properties included a signed agreement for the purchase money notes. These Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt placed on each Property through Mark-To-Market restructuring. The sale of these Properties is expected to be finalized by November 2007. Of the three Michigan Properties, one was sold in June 2006, one was sold in August 2006, and the third was sold in January 2007.

Rental property held for sale as of December 31, 2004, consisted of seven Properties with a signed agreement for the purchase money notes and four Oklahoma Properties. The seven Ohio Properties all had purchase money notes. Part of the purchase agreement for these seven Properties included a signed agreement for the purchase money notes. Of the seven Ohio Properties, one was sold in May 2005 and the remaining six were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD requires the repayment of 25% of the secondary debt placed on each Property through Mark-to-Market restructuring. The sale of these Properties is expected to be finalized by November 2007.

As a result of the classification of held for sale components, all related assets and liabilities have been shown separately on the balance sheet for 2005 and the results of operations for those Properties has been reported as discontinued components for all periods presented.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Assets and liabilities classified as Held for Sale comprised the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Property and equipment, net	$16,707	$9,492
Other assets	698	637

	$17,405	$10,129

Short-term debt	$7,058	$435
Interest due on short-term debt	13,676	1
Long-term debt	18,273	11,463
Interest on long-term debt	762	5,109
Other liabilities	93	216
Other liabilities due to affiliates	232	97

	$40,094	$17,321

Following is a summary analysis of income from discontinued operations:

	2005	2004	2003

Revenues	$6,882	$7,140	$8,409

Expenses	7,083	8,685	10,213

Income(Loss) from rental operations	(201)	(1,545)	(1,804)

Gain on Disposal	18	1,163	2,513

Income (Loss) from operations of the discontinued components	$(183)	$(382)	$709

Cash Flows for the Properties held for sale as of December 31, 2005 and 2004 is as follows:

	2005	2004

Net cash provided by operating activities	$1,375	$518

Net cash used for investing activities	$(301)	$(10)

Net cash used for financing activities	$(826)	$(422)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Income Taxes:

NHTLP is not taxed on its income. The partners are taxed in their individual capacities upon their share of NHTLP's taxable loss. During 2005, 2004, and 2003, LIHTCs of $0, $37,000, and $39,000, respectively, were generated by NHTLP.

The Revenue Reconciliation Act of 1990 permitted NHTLP to accelerate LIHTCs to individual taxpayers who held interests on October 26, 1990. Consequently, NHTLP has passed the accelerated credit through to all qualifying partners of record on October 26, 1990. During 1990, the accelerated LIHTC was $4,104,000. The housing credit for subsequent tax years must be reduced on a pro rata basis by the amount of the increased credit. Non-qualifying Unit holders will receive the original unaccelerated LIHTC for the remaining qualifying tax years of their investment.

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

Fair Value of Financial Instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments.

Deposits and Restricted Cash are invested in short-term liquid investments, generally less than one year; accordingly, the fair values of these assets approximate their carrying values.

The other financial instruments in which the Partnerships have an interest relate to the various term debt associated with the Properties owned by the Operating Partnerships. The debt consists of (1) mortgage debt provided by and or insured by agencies such as USDA Rural Housing Service, HUD, and various state housing authorities, and (2) promissory notes. The promissory notes, a substantial portion of which are collateralized by second mortgages, generally provide for repayment only from cash flow or refinancing of the related Properties. In addition, the debt agreements contain various restrictions including limiting annual distributions to partners and requiring the rental of units to low-income individuals and/or families. Accordingly, management has determined that there is not a meaningful market for debt with the provisions as described above, and given the unique aspects of the debt, management believes that determining a reasonable estimate of fair value would not be practicable without incurring excessive costs.

Impairment of Long-lived Assets:

SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. No impairment losses were recorded during 2005, 2004, or 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to VIEs in

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46(R)). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities. Based on the guidance of FIN 46(R), the Operating Partnerships in which NHTLP invests in meet the definition of a VIE. However, management does not consolidate NHTLP’s interest in these VIEs under FIN 46(R), as it is not considered to be the primary beneficiary. In this report, management has presented the combined financial statements of NHTLP and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements.

NHTLP’s maximum exposure to loss as a result of its involvement with the VIEs is limited to its investment in and receivables from those VIEs. NHTLP may be exposed to additional losses to the extent of any additional financial support that NHTLP voluntarily provides to those Operating Partnerships in the future. NHTLP’s exposure to loss with respect to the Operating Partnerships is mitigated by the condition and financial performance of the underlying Properties, the non-recourse nature of the underlying debt as well as the strength of the local general partners.

2. Related Party Transactions:

Administrative Services:

National Affordable Housing Trust (“NAHT”) provides certain administrative services for NHTLP, for which, if charged, NHTLP and the Operating Partnerships would be required to reimburse NAHT. No such charges by NHTLP were made in any year presented.

Management Fees, including Affiliates:

General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged. The amount of such fees, including incentive management fees, was $589,000, $612,000, and $692,000 in 2005, 2004, and 2003, respectively. No management fees were paid to any affiliate of NHT, Inc. in 2005, 2004, or 2003.

Partnership Management Fees, Affiliates:

NHTLP is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of any Operating Partnership in which an affiliate of an NAHT Member is not the Property manager. This fee amounted to $35,000, $35,000, and $37,000 in 2005, 2004 and 2003, respectively. Additionally, NHTLP has an obligation to pay an annual program management fee to NHT, Inc. equal to the lesser of approximately $327,000, $317,000, and $306,000 in 2005, 2004 and 2003, respectively, or .5% of the aggregate cost of all Properties acquired by the Operating Partnerships as of December 31, 2005, 2004 and 2003. The supervisory management fees and program management fees totaled $362,000, $352,000, and $343,000 in 2005, 2004 and 2003, respectively. No such fees were paid to NHT, Inc. in 2005, 2004 or 2003. The balance accrued for these fees was $2,504,000, $2,142,000, and $1,790,000 as of December 31, 2005, 2004, and 2003, respectively.

Land Leases:

Two Operating Partnerships which were sold in December 2003 had upon their original acquisition entered into operating land leases of 51 years and 99 years with affiliates of the general partners. The Operating Partnerships prepaid the first ten to fifteen years of the leases at a cost of approximately $330,000 and accounted for the prepaid leases using the interest method. These lease obligations were held by Operating Partnerships and were sold with the Properties. NHTLP currently has no obligations on either of these leases.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2005, 2004 AND 2003

3. Long-term Debt:

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, RDA or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. They have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

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

As of December 31, 2005, estimated payments required on these loans during the next five years and thereafter are as follows (in thousands):

	Continuing Operations	Discontinued Components

2006	$11,347	$7,058
2007	163	922
2008	176	998
2009	190	1,081
2010	206	1,170
Thereafter	5,954	14,102

	$18,036	$25,331

4. Uncertainties:

Going Concern

NHTLP has had recurring losses and doubt exists about its ability to pay its outstanding payables. NHTLP was formed in 1987, with the stated purpose to acquire, hold, maintain, operate and dispose of low-income housing developments. It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of those Properties. However, as the dissolution of NHTLP was not imminent as of December 31, 2005, the combined financial statements are presented assuming NHTLP will continue as a going concern.

NHTLP’s current focus is the disposition of its Properties as they reach the end of their tax-credit compliance periods. As of December 31, 2005, all of the Properties had reached the end of their compliance periods. Thirteen of the remaining twenty-two Properties were listed as “held for sale.” In an effort to facilitate those dispositions, NHT, Inc., as supervisory general partner of the Operating Partnerships, contacted the managing general partners of the Operating Partnerships to obtain their plans of sale for the remaining Operating Partnerships. As of June 2007, seventeen of the original thirty-one Properties had been sold.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2005, 2004 AND 2003

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

NHTLP will be dissolved as soon as the last Operating Partnership has been sold and the final reporting on NHTLP is complete; however, there can be no assurance that NHTLP will remain liquid until all the Operating Partnerships are dissolved. In the interim, NHTLP plans to operate on supervisory and program management fees, which some of the remaining Operating Partnerships pay annually; proceeds (if any) from the sale of the Operating Partnership; and repayment of loans from the Operating Partnerships when those Properties are sold, of which there can be no assurance as to the adequacy of these amounts.

HUD Housing Assistance Payments (HAP) Contracts:

Many of the Operating Partnerships receive their revenues from HUD under the terms of HAP contracts, which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications.

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

The Operating Partnerships received approximately $5,846,000 $5,944,000 and $6,692,000 of rental assistance payments from HUD for the years ended December 31, 2005, 2004 and 2003, respectively, which represents 51.3%, 51.6% and 52.2% of the partnerships’ total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, there were seventeen Properties with HAP contracts. Some of the HAP contracts have annual renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of July 2007, four Properties with annual HAP contracts had been renewed until mid-2008. As of July 2007, there are nine Properties with HAP contracts.

Liquidity:

Low-income housing projects, such as those owned by the Operating Partnerships, frequently generate limited cash flow, and therefore the potential for cash flow deficits exists. Because of limitations imposed by HUD and other lenders, the various reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Further, the general partners of the Operating Partnerships and of NHTLP have limited resources to fund deficits which may be generated by one or more Operating Partnerships.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2005, 2004 AND 2003

Promissory Notes:

As indicated in Note 3, substantially all of the promissory notes are primarily non-amortizing until the related Properties are refinanced or sold. Most of the notes are payable to the first mortgage lender or a non-profit community development agency. In addition, the notes generally provide that the payment of interest is deferred until maturity or, in certain cases, payable from excess revenues. Thirteen of the loans are due in the years 2004 through 2007 (principal and accrued interest of $35,657,000 at December 31, 2005), and the remaining loans are due during the years 2030 through 2040 (principal and accrued interest of $5,141,000 at December 31, 2005). All of the loans which are due during the years 2004 through 2007 are due prior to the maturity of the first mortgages on the Properties, which generally mature during the years 2011 through 2032. The General Partner anticipated that the Properties would be sold as the promissory notes came due, but the sales did not occur as expected. The Operating Partnerships continue to make payments on the mortgages until the Property can be sold. Because these notes are non-recourse to NHTLP, their ultimate resolution will not impact the ability of NHTLP to continue as a going concern.

5. Taxable Loss and Basis of Assets:

For the period ended December 31, 2005, the difference between the financial statement loss and the tax return loss consists of tax depreciation in excess of book depreciation in the amount of $1,372, 000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

For the period ended December 31, 2004, the difference between the financial statement loss and the tax return loss consists of tax depreciation in excess of book depreciation in the amount of $235,000. This amount comprised the difference in the building basis for financial statement and tax return reporting purposes.

A reconciliation of the financial statements’ carrying amount of total net fixed assets to the tax basis as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Net carrying amounts of fixed assets – financial statements	$30,839	$32,508
Difference which consists principally of the difference in depreciation for tax purposes as well as impairment losses recorded for financial statement purposes	5,097	4,117

Net carrying amounts of fixed assets – tax return	$35,936	$36,625

6. Gain (Loss) on Sale of Rental Property:

In June 2005, NHTLP sold Griggs Village Limited Partnership, a Property located in Columbus, Ohio. The sale resulted in a gain of $18,000.

In December 2004, NHTLP recognized an additional loss of $23,000 for the uncollected 2003 program management fees for a Property that was sold in 2003. In October 2005, $11,412 of this loss was recovered by the receipt of half of the program management fees. These fees were recorded as other income.

On October 7, 2004, NHTLP sold Hebron Village Limited Partnership, a Property located in Hebron, Ohio. The sale resulted in a gain of $714,000.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2005, 2004 AND 2003

On May 12, 2004, NHTLP sold Century Place NHT Apartments Company Limited Partnership, a Property located in Greenville, Michigan. The sale resulted in a gain of $472,000.

On December 31, 2003, the Investment Partnership sold St. Martin’s Associates Limited Partnership, a Property located in Seattle, Washington. The sale resulted in a gain of $135,000.

On December 5, 2003, the Investment Partnership sold Stygler Village Limited Partnership, a Property located in Columbus, Ohio. The sale resulted in a gain of $2,378,000.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2005, 2004 AND 2003

7. Quarterly Financial Information (unaudited):

The following is a summary of results of operations for each of the four quarters for the years indicated:

(In Thousands, except per Unit Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total Revenue from Continuing Operations	$1,113	$1,120	$1,122	$1,210

Loss from Continuing Operations	$(433)	$(396)	$(341)	$(649)
Income (Loss) from Discontinued Operations	(77)	141	(83)	(163)

Net Income (Loss)	$(510)	$(255)	$(424)	$(812)

Per Unit Loss from Continuing Operations	$(0.43)	$(0.39)	$(0.34)	$(0.64)
Per Unit Income (Loss) from Discontinued Operations	(0.07)	0.14	(0.08)	(0.16)

Per Unit Net Income (Loss)	$(0.50)	$(0.25)	$(0.42)	$(.80)

2004
Total Revenue from Continuing Operations	$1,109	$1,094	$1,097	$1,191

Loss from Continuing Operations	$(370)	$(420)	$(327)	$(622)
Income (Loss) from Discontinued Operations	(452)	323	(259)	6

Net Income (Loss)	$(822)	$(97)	$(586)	$(616)

Per Unit Loss from Continuing Operations	$(0.36)	$(0.41)	$(0.32)	$(.61)
Per Unit Income (Loss) from Discontinued Operations	(0.45)	0.31	(0.26)	.01

Per Unit Net Income (Loss)	$(0.81)	$(0.10)	$(0.58)	$(0.60)

2003
Total Revenue from Continuing Operations	$1,094	$1,140	$1,122	$1,134

Loss from Continuing Operations	$(444)	$(363)	$(403)	$(706)
Loss from Discontinued Operations	(640)	(487)	(643)	2,478

Net Income (Loss)	$(1,084)	$(850)	$(1,046)	$1,772

Per Unit Loss from Continuing Operations	$(0.43)	$(0.35)	$(0.39)	$(0.70)
Per Unit Income (Loss) from Discontinued Operations	(0.63)	(0.48)	(0.63)	2.43

Per Unit Net Income (Loss)	$(1.06)	$(0.83)	$(1.02)	$1.73

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

DECEMBER 31, 2005, 2004 AND 2003

8. Contingency:

Low–Income Housing Tax Credits

A person’s or entity’s eligibility for LIHTCs is contingent on the ability to maintain compliance with applicable sections of Section 42 of the Internal Revenue Code. Section 42(k)(1) Application of At-Risk Rules shall apply in determining the qualified basis of any building in the same manner as such sections apply in determining the credit base of the property. Section 42(k)(2) enumerates the special rules for determining a Qualified Person for purposes of paragraph (1) and in regards to Section 42(k)(2)(D) Repayment of Principal and Interest. Financing borrowed from a qualified nonprofit organization, which is a Qualified Person as described in Section 49(a)(1)(D)(iv)(II) with respect to a building, is required to be fully repaid on the date the financing matures or the 90th day after the end of Section 42 compliance period. Certain purchase money notes were not repaid within the time period required under Section 42(k)(2)(D). As a result, there is potential recapture of previously claimed tax credits to the non-corporate Unit holders for the applicable portion of the purchase money notes that were calculated and included in basis for those projects. The risk of recapture of tax credits for non-corporate Unit holders exists under Section 6501(a) Limitations on Assessment and Collection. The amount of any tax imposed shall be assessed within 3 years after the return was filed, whether or not such return was filed on or after the date prescribed. The term “return” means the return required to be filed by the taxpayer and does not include a return of the partnership from which the taxpayer received an item of income, gain, loss, deduction or credit.

Litigation

As of the date of this report, there was no known threatened, pending, or actual litigation that could materially adversely affect NHTLP or any of the Operating Partnerships.

9. Subsequent Events

As discussed in Note 1, several Properties were sold subsequent to December 31, 2005.

10. Cash Flow Statement

The 2004 net cash provided by operating activities and net cash used for financing activities as previously reported in the December 31, 2004 10-K have been restated to reclassify certain amounts which were incorrectly categorized. The change results in the increase of cash flows provided by operating activities and resulting increase in net cash flows used for financing activities of $799,000.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

NHTLP is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, including the Chief Executive Officer and Chief Financial Officer of NHT, Inc., the General Partner of NHTLP, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management, with the participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, has evaluated the effectiveness of the disclosure controls and procedures of NHTLP as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

The general partners of certain of the Operating Partnerships and the managers of certain Properties are not under the control of NHTLP or its General Partner. NHTLP relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of NHTLP. The financial information regarding certain of the Operating Partnerships with unaffiliated general partners was not provided to NHTLP on a timely basis, and as a result, NHTLP was unable to prepare and file this report on Form 10-K in a timely manner. As a result, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of December 31, 2005, the end of the period covered by this report, NHTLP’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

To address this lack of timely reporting, NHTLP has worked together with the unaffiliated general partners of the Operating Partnerships to obtain all necessary financial information and to identify methods for ensuring future timely reporting. For the 2005 audit, the auditors for some of the operating partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of NHTLP from completing an audit of NHTLP until the audit requirements of the Operating Partnerships were met. In order to comply with the PCAOB standards, NHTLP’s auditors requested additional documentation from each of the Operating Partnerships that would allow NHTLP’s auditor to complete the property audits according to the PCAOB standards. Since the standards were new, it took additional time to outline exactly what needed to be done and who would bear the cost of the additional audit procedures. After that, it took additional time to get the Operating Partnerships’ auditors to comply with the requests. For 2006 and forward, the additional documentation needed to complete the Operating Partnership audits according to the PCAOB standards is now included in the original documentation request from each of the Operating Partnership auditors at the time of the audit.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NHTLP has no officers and directors. Officers and trustees of the General Partner are as follows:

Name	Age	Office/Position	Term Expires
James A. Bowman	52	President, Chief Executive Officer and Trustee	2007
Robert M. Snow	54	Vice President, Secretary and Trustee	2007
Joseph R. Kasberg	54	Assistant Treasurer	2007
Susan E. Basting	45	Chief Financial Officer, Treasurer and Trustee	2007

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

Code of Ethics

As the General Partner of NHTLP, NHT, Inc., exercises its power and authority pursuant to NHTLP’s partnership agreement that includes fiduciary duties and restrictions on activities that is tantamount to a formal written code of ethics. A copy of the partnership agreement can be obtained at no charge by written request to NHT, Inc., 2335 North Bank Drive, Columbus, Ohio 43220.

ITEM 11	EXECUTIVE COMPENSATION

NHTLP has no officers or directors. However, as outlined in the public offering prospectus, various fees and reimbursements are paid to the general partners of the Operating Partnerships and their affiliates, as well as certain fees paid to NHT, Inc. as General Partner of NHTLP.

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

A total of 1% of Gross Proceeds (subject to future upward adjustment of no more than 5% per year, in accordance with a consumer price index) will be paid (or accrued, is cash for payment is not available) by the Partnership annually to the General Partner for managing the Partnership. In no event will the Program Management Fee and the Supervisory Management Fees payable for any year aggregate more than 0.5% of the total cost of the Properties acquired by the Operating Partnerships.

The following is a summary of such fees paid or accrued for the years ended December 31, 2005, 2004 and 2003:

		(In Thousands)
Fee or Reimbursement Type	Payee	2005	2004	2003
Property management fees	General Partners of Operating Partnerships	$589	$612	$692

Partnership management fees	NHT, Inc.	$362	$352	$343

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit holders with more than 5% ownership interest as of December 31, 2005.

Name of Unit Holder	Number of Units	Percentage of Ownership

Bankers Atlantic Reinsurance Corp	100,750	9.93
First Trust Savings Bank	100,000	9.86

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As noted above, NHTLP was formed to invest in low-income housing developments throughout the United States through the acquisition of a 98.9% limited partnership interest in project specific Operating Partnerships. NHT, Inc. serves as a General Partner of NHTLP and holds a .1% - 1.1% General Partner interest in each of the Operating Partnerships.

NHT, Inc. is a Delaware nonprofit corporation which holds a 1% General Partner's interest in NHTLP. Shearson Lehman Hutton Low-Income Housing, Inc., a Delaware corporation, was a Special Limited Partner in NHTLP with a .01% limited partnership interest. Effective December 1, 1997, Shearson Lehman Hutton Low-Income Housing, Inc. sold its .01% limited partnership interest to NHT, Inc.

NAHT, a nonprofit corporation, is the sole member of the General Partner. NAHT in turn has had three members: National Church Residences, an Ohio nonprofit corporation formed in 1961, Retirement Housing Foundation, a California nonprofit corporation also formed in 1961, and Volunteers of America, Inc., a New York nonprofit corporation formed in 1896 (the “Trust Members”). Evangelical Lutheran Good Samaritan Society, a non-profit corporation organized under the laws of North Dakota in 1922, was added in 2007.

Administrative Services:

NAHT provides certain administrative services for NHTLP, for which, if charged, NHTLP and the Operating Partnerships would be required to reimburse NAHT. No such charges by NAHT were made in any year presented.

Management Fees, including Affiliates:

General partners or affiliates of general partners of the Investment and the Operating Partnerships provide certain management, investing, and accounting services to various Operating Partnerships for which a management fee is charged.

Partnership Management Fees, Affiliates:

NHTLP is also obligated to pay NHT, Inc. a supervisory management fee equal to .5% of the annual gross revenues of any Operating Partnership in which an affiliate of an NAHT Member is not the property manager. Additionally, NHTLP has an obligation to pay an annual program management fee to NHT, Inc.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the annual audit of the financial statements, including the review of the Form 10-K and the quarterly review of the Form 10-Q, were $61,300 for 2005 and $63,300 for 2004. The 2005 and 2004 audit fees include $22,000 and $24,000, respectively, for additional audit procedures performed by NHTLP’s auditor for PCAOB requirements for each of the Properties.

Audit Related Fees

The aggregate audit related fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements were $4,600 for 2005 and $4,600 for 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $13,800 for 2005 and $13,800 for 2004.

All Other Fees

There were no other fees paid in the past two fiscal years for products and services provided by the principal accountant.

Part IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

1.	Financial Statements

The combined financial statements, related notes, and accountant's report listed below are included herein:

2.	Financial Statement Schedules

Schedule I	51
Schedule III	53

All other schedules have been omitted. The required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Reports on 8-K

None.

3.	Exhibits

(a)	Exhibits

Exhibit No.		Description

*	3.1	Form of Amended and Restated Agreement of Limited Partnership of the issuer (attached to the Prospectus as Exhibit A)

*	3.2	Certificate of Limited Partnership of the issuer.

*	10.2	Form of Purchase and Sale Agreement (including form of Purchase Money Note).

*	10.3	Form of Operating Partnership Agreement.

**	10.4	Guarantee Agreement between the Trust and the Partnership.

**	10.5	Letter Agreement between the Trust and the Selling Agent relating to capitalization of the General Partner.

**	10.6	Letter Agreement between the Trust and the General Partner relating to capitalization of the General Partner.

**	10.9	Letter Agreement between the Trust and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

**	10.10	Letter Agreement between National Church Residences and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

**	10.11	Letter Agreement between Retirement Housing Foundation and the Selling Agent relating to the repayment or refinancing of Purchase Money Notes.

	31.1	Certification of Chief Executive Officer Dated September 11, 2007

	31.2	Certification of Chief Financial Officer Dated September 11, 2007

	32.1	Certification of Chief Executive Officer Dated September 11, 2007

	32.2	Certification of Chief Financial Officer Dated September 11, 2007

*	Filed under the identical Exhibit Number in Amendment No. 2 to the issuer’s Registration Statement on Form S-11 (Commission File No. 33-15285) and incorporated herein by reference.

**	Filed under the identical Exhibit Number on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

***

Filed under the identical Exhibit Number on Form 8-Ks filed for the 1989 Operating Partnership acquisitions identified in note #1 to the Combined Financial Statements and incorporated herein by reference.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP

Condensed Balance Sheets	December 31,
	2005	2004
	(In Thousands)
Assets
Current Assets
Cash	$52	$19
Accounts receivable, Operating Partnerships net of allowance of $578 and $525 in 2005 and 2004	72	31

Total current assets	124	50

Notes receivable Operating Partnership, net of allowance of $932 and $932 in 2005 and 2004	-	-

Total Assets	$124	$50

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable, primarily general partner	$2,926	$2,469

Deficit in Operating Partnerships	31,541	29,922
Partners’ Deficit	(34,343)	(32,341)

Total Liabilities and Partners’ Capital	$124	$50

Condensed Statements of Operations	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Revenues:
Program management fees from Operating Partnerships	$129	$131	$151
Other income	12	-	-

	141	131	151

Expenses:
Program management fees, general partner	362	351	343
Administrative	181	321	405

	543	672	748
Loss before equity in loss of Operating Partnerships and gain on sale of rental property	(402)	(541)	(597)

Gain on sale of rental property	18	1,163	2,513

Equity in loss of Operating Partnerships	(1,617)	(2,743)	(3,124)

Net loss	$(2,001)	$(2,121)	$(1,208)

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-NATIONAL HOUSING TRUST

LIMITED PARTNERSHIP (CONTINUED)

Condensed Statements of Cash Flows	Years Ended December 31
	2005	2004	2003
	(In Thousands)
Cash (used)/provided by operating activities	$4	$158	$(24)

Financing activities, loans to operating partnership	-	(160)	(172)

Financing activities, distributions from Operating Partnerships, net	29	13	7

Increase (decrease) in cash	$33	$11	$(189)

Notes to Condensed Financial Statements

Note A - Basis of Presentation:

In the financial statements of NHTLP, its investment in Operating Partnerships is stated at cost plus equity in undistributed earnings and less losses of the Operating Partnerships since the date of acquisition.

Note B - Notes Receivable, Operating Partnership:

The notes receivable from an Operating Partnership are repayable out of distributable cash flow.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION FOR THE YEAR ENDED DECEMBER 31, 2005, FOR CONTINUING OPERATIONS

(1 of 3)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION		GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD				LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENTS IS COMPUTED
PARTNERSHIP NAME		ENCUMBRANCES	LAND	BUILDING & IMPROVEMENTS	BUILDING & IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED

Birch Lake	Low-income housing project Located in Ludington, MI	716	56	805	90	56	895	951	502	12/28/89	27 1/2 years

Glendale	Low-income housing project Located in Scottville, MI	349	27	414	6	27	420	447	249	12/28/89	27 1/2 years

Lakeside	Low-income housing project Located in Cadillac, MI	1,099	76	1,023	296	76	1,319	1,395	767	12/28/89	27 1/2 years

Traverse Woods II	Low-income housing project Located in Petoskey, MI	2,250	188	2,787	1,889	188	4,676	4,864	2,038	12/28/89	27 1/2 years

Bingham Terrace	Low-income housing project Located in Cadiz, OH	707	16	1,092	390	20	1,482	1,502	531	12/29/89	40 years

Coal Township	Low-income housing project Located in Coal Township, PA	3,357	150	4,511	1,031	150	5,542	5,692	3,042	12/29/89	27 1/2 years

Hazelwood	Low-income housing project Located in Luzerne County, PA	3,242	200	4,379	557	200	4,936	5,136	2,747	12/29/89	27 1/2 years

Mahanoy	Low-income housing project Located in Mahanoy City, PA	4,170	125	5,915	1,217	125	7,132	7,257	3,938	12/29/89	27 1/2 years

West Allegheny	Low-income housing project Located in Philadelphia, PA	2,146	50	836	(41)	50	795	845	182	3/27/90	40 Years

	Total from Held and Used	$18,036	$888	$21,762	$5,435	$892	$27,197	$28,089	$13,996

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION FOR THE YEAR ENDED DECEMBER 31, 2005, FOR DISCONTINUED COMPONENTS

(2 OF 3)

(In Thousands)

			INITIAL COST TO PARTNERSHIP		COST CAPITALIZED SUBSEQUENT TO ACQUISITION		GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD				LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENTS IS COMPUTED
PARTNERSHIP NAME	DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	BUILDINGS & IMPROVEMENTS	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED

Park Terrace	Low income housing project Located in Williamston, MI	839	73	1,065	24	73	1,089	1,162	604	12/28/89	27 1/2 years

Research Park	Low-income housing project Located in Detroit, MI	8,683	850	9,678	(3,431)	436	6,247	6,683	3,522	12/31/89	27 1/2 years

Young Manor	Low-income housing project Located in Detroit, MI	4,594	400	6,512	329	400	6,841	7,241	4,203	12/31/89	27 1/2 years

Willow Creek	Low-income housing project Located in Bartlesville, OK	1,099	123	1,373	188	123	1,561	1,684	861	3/02/89	27 1/2 years

Willow Gardens	Low-income housing project Located in Bartlesville, OK	1,320	94	1,630	160	94	1,790	1,884	993	3/02/89	27 1/2 years

Willow Park	Low-income housing project Located in Bartlesville, OK	1,117	157	1,513	132	157	1,645	1,802	939	3/02/89	27 1/2 years

Willow Rock	Low-income housing project Located in Bartlesville, OK	1,302	148	1,508	331	148	1,839	1,987	976	3/02/89	27 1/2 years

Wildwood I	Low-income housing project Located in Columbus, OH	1,161	123	1,783	109	123	1,892	2,015	1,089	12/01/89	27 1/2 years

Wildwood II	Low-income housing project Located in Columbus, OH	916	117	1,526	1	117	1,527	1,644	891	12/01/89	27 1/2 years

Wildwood III	Low-income housing project Located in Columbus, OH	1,131	178	1,725	59	178	1,784	1,962	1,023	12/01/89	27 1/2 years

Melrose Village	Low income housing project Located in Findlay, OH	632	89	983	72	89	1,055	1,144	595	12/01/89	27 1/2 years

Summit Square	Low-income housing project Located in Dayton, OH	1,938	105	3,327	54	105	3,381	3,486	1,961	12/01/89	27 1/2 years

Washington Court House	Low-income housing project Located in Washington CH, OH	599	81	932	24	81	956	1,037	557	12/01/89	27 1/2 years

	Total from Held for Sale	$25,331	$2,538	$33,555	$(1,948)	$2,124	$31,607	$33,731	$18,214

CONTINUED

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION FOR THE YEAR ENDED DECEMBER 31, 2005

(3 OF 3)

(In Thousands)

	December 31
Real Estate:	2005	2004	2003

Balance at beginning of period:	$42,863	$65,110	$71,937

Additions during period:
Improvements	3,390	209	495

Deductions during period *:	(18,164)	(22,456)	(7,322)

Balance at end of period:	$28,089	$42,863	$65,110

Accumulated Depreciation:

Balance at beginning of period:	$21,406	$30,093	$31,014

Additions during period:
Depreciation expense	919	2,151	2,740

Deductions during period: **	(8,329)	(10,838)	(3,661)

Balance at end of period:	$13,996	$21,406	$30,093

* Includes deductions for Properties held for sale.

** Includes deductions for Properties held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Housing Trust Limited Partnership By: NHT, Inc. General Partner

Date: September 11, 2007	/s/James A. Bowman
James A. Bowman,
President and Chief Executive Officer, NHT, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* * * * *

Date: September 11, 2007	By /s/James A. Bowman
James A. Bowman, Trustee
President and Chief Executive Officer, NHT, Inc.

* * * * *
Date: September 11, 2007	By /s/Robert M. Snow
Robert M. Snow, Trustee
Vice President and Secretary, NHT, Inc.

* * * * *
Date: September 11, 2007	By /s/Susan E. Basting
Susan E. Basting, Trustee
Chief Financial Officer and Treasurer, NHT, Inc.