Form 10-Q
period 2006-03-31
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2008-06-05
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2006.

OR

☐	Transition Report Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-17669

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2981989
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2335 North Bank Drive, Columbus, OH 43220

(Address of Principal Executive Offices) (Zip Code)

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

A DELAWARE LIMITED PARTNERSHIP

March 31, 2006 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS MARCH 31, 2006 AND DECEMBER 31, 2005

(In Thousands)

(Unaudited)

ASSETS	March 31 2006	December 31 2005
Current Assets:
Cash and cash equivalents	$331	$610
Tenants’ security deposits	216	292
Mortgage escrow deposits	512	646
Prepaid expenses and other assets	833	1,171

Total current assets	1,892	2,719

Restricted Cash:	1,716	3,151

Rental property held for sale:	11,891	17,405

Rental property:
Buildings and improvements	27,197	27,197
Furniture and equipment	1,061	1,061

	28,258	28,258
Less accumulated depreciation	(15,275)	(15,017)

	12,983	13,241
Land	892	892

	13,875	14,133

Total assets	$29,374	$37,408

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	March 31, 2006	December 31 2005
Current liabilities:
Current maturities of long-term debt	$11,277	$11,347
Accrued interest on current maturities	9,133	7,540
Accounts payable and accrued expenses	1,738	1,555
Accounts payable affiliates	2,716	2,927
Rents received in advance	92	76
Deposits held	239	322
Accrued interest on mortgage notes payable	32	32

Total current liabilities	25,227	23,799

Liabilities to be disposed of by sale	28,588	40,094

Long-term debt, less current maturities:
Mortgage notes payable	4,514	4,552
Promissory notes	2,137	2,137
Accrued interest, mortgage notes payable	0	1,169

	6,651	7,858

Partners’ deficit:
General Partners:
NHT, Inc.	(37)	(40)
Other Operating General Partners	(273)	(305)
Limited partners:
Issued and outstanding 1,014,668 investment units	(30,782)	(33,998)

	(31,092)	(34,343)

Total liabilities and partners’ capital	$29,374	$37,408

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands, except per Unit Amounts)

(Unaudited)

	2006	2005
Revenues:
Rental revenues	$1,069	$1,068
Other income	43	45

Total revenues	1,112	1,113

Expenses:
Administration	200	168
Operating and maintenance	269	200
Management fees	92	73
Partnership asset management fees	90	88
Utilities	209	165
Taxes and insurance	249	240
Depreciation and amortization	258	256

Total expenses	1,367	1,190

Loss from rental operations	(255)	(77)

Other revenues and (expenses):
Interest income	3	1
Interest expense	(577)	(357)

Loss from continuing operations	$(829)	$(433)
Income (loss) from operations of the discontinued components	$4,081	$(77)

Net Income (loss)	$3,252	$(510)

Loss per limited partnership Unit from continuing Operations	(0.82)	(0.43)
Income (loss) from operations of the discontinued Components	4.02	(0.07)

Net Income (loss) per limited partnership Unit	$3.20	$(0.50)

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,252	$(510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	259	256
Gain on Sale of Property	(4,243)	0
Accrued interest on promissory notes	782	530
Changes in operating assets and liabilities:
(Increase) decrease in deposits, prepaid and other assets	(787)	288
Increase in accounts payable and accrued expenses	707	882
Decrease in accounts payable – affiliates	(226)	(524)
Increase (decrease) in other current liabilities	(67)	31

Cash provided by operating activities	(323)	953

Investing activities:
Additions to buildings, furniture and equipment, net change	(2)	(109)
Reductions from (additions to) restricted cash, net Change	397	(87)

Cash used for investing activities	395	(196)

Financing Activities:
Payment of term debt	(351)	(298)

Net cash used for financing activities	(351)	(298)

Increase (decrease) in cash and cash equivalents	(279)	459
Cash and cash equivalents beginning of year	610	523

Cash and cash equivalents end of period	$331	$982

Significant non-cash investing and financing activities:

In conjunction with the sale of six Ohio rental Properties in March 2006, the following assets and liabilities were transferred to the purchaser: deposits, prepaid amounts, and other assets of $1,289,000, restricted cash of $1,027,000, rental property held for sale valued at $5,573,000, accounts payable and accrued expenses of $563,000, other current liabilities of $78,000 and mortgages payable of $11,656,000.

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying combined financial statements include the accounts of National Housing Trust Limited Partnership (“NHTLP”) and the Operating Partnerships (as defined below) in which it has acquired significant limited partnership interests.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the combined financial position, results of operations, and cash flows on a consistent basis.

The accompanying unaudited combined financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to NHTLP’s 2005 Annual Report on Form 10-K for additional disclosures including a summary of NHTLP’s accounting policies.

NOTE B –RENTAL PROPERTY HELD FOR SALE

As originally intended, NHTLP has been selling the Properties (as defined below) as they reach the end of their compliance periods.

Rental property held for sale as of March 31, 2006 consisted of four Oklahoma Properties and three Michigan Properties. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because the Department of Housing and Urban Development (“HUD”) required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. Of the three Michigan Properties, one was sold in June 2006, one was sold in July 2006 and the third was sold in January 2007.

Rental property held for sale as of March 31, 2005 consisted of seven Ohio Properties, four Oklahoma Properties and three Michigan Properties. Each of the seven Ohio Properties was subject to a purchase money note. Part of the purchase agreement for the Ohio Properties included a signed agreement for the purchase money notes. One of these Properties was sold in June 2005 and the remaining six Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was in May 2008. Of the three Michigan Properties, one was sold in June 2006, one was sold in July 2006 and the third was sold in January 2007.

As a result of the classification of held for sale components, all related assets and liabilities have been shown separately on the balance sheet for 2006 and 2005 and the results of operations for those Properties has been reported as discontinued components for all periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1988, NHTLP raised $20,293,000 in gross proceeds through a public offering. After paying the selling, offering and organization expenses of the offering, NHTLP retained $17,249,000 in net proceeds. Of the net proceeds, $260,000 was deposited in NHTLP’s reserve and $16,989,000 was invested in thirty-one operating partnerships (the “Operating Partnerships”). The thirty-one Operating Partnerships that were acquired owned low-income housing developments (“Properties”) eligible for the Low-Income Housing Tax Credit (“LIHTC” or “tax credit”). One of the Properties was also eligible for the historic rehabilitation tax credit. The thirty-one acquisitions occurred from October 1988 through March 1990.

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

Due to the end of each Property’s compliance period, no tax credits have been available since the 2004 tax year.

Government-assisted housing complexes differ from conventional housing complexes in certain respects. The differences include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards, and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental assistance agency, (c) compliance with the HUD regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those rules and regulations are interpreted.

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

Because all the Properties have reached the end of their respective compliance periods, the focus of NHTLP is disposition of these Properties. Any disposition is subject to varying degrees of risk which are discussed under the headings “Risk Factors—Certain Other Risks—Disposition of the Properties” in the 2005 10-K; and “General Disposition Information” on page number 8 of this report.

Properties

As of March 31, 2006, average occupancy of the Properties was 96.0%.

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

A Detroit, Michigan Property

In 2003, the managing general partner of the Research Park Operating Partnership, located in Detroit, Michigan, attempted to sell this Operating Partnership to MHT Housing Inc., a Michigan nonprofit corporation. The deal was prevented because HUD refused to grant a waiver related to the Rental Assistance Program (“RAP”) subsidy. Without a waiver, refinancing will extinguish the RAP subsidy and thus increase the risk of foreclosure. Consequently, the Operating Partnership was not disposed of prior to the end of its compliance period on December 31, 2004.

An assessment of the fair market value of the Research Park Property was prepared by Marcus and Millichap Real Estate Investment Brokerage Company in June 2004. It concluded that if HUD approved the recommended rent increase and the Michigan State Housing Development Authority (“MSHDA”) forgave a portion of the debt, the Property could be a marketable asset. As of October 2004, two parties had expressed interest in acquiring this Property. Initial bid proposals were requested and received on October 15, 2004.

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

The sale of Research Park greatly reduced NHTLP’s cash flow difficulties. For the quarter ended March 31, 2006, the net loss on this Property was $113,000, an increase of 37.8% compared to the March 2005 net loss of $82,000. As of March 31, 2006, NHTLP had contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period from March 31, 2006 through August 2006, when the final closing occurred.

Because MSHDA forgave debt in connection with the sale of this Property, Unit holders could be required to recognize ordinary income that may be offset partially or wholly by suspended passive losses. The actual impact on Unit holders will be based upon each Unit holder’s tax situation. No assurance can be given that the disposition will not result in further adverse tax consequences.

Other Property Issues

On December 29, 2004, the second mortgages matured on three Pennsylvania Properties (Coal Township, Mahanoy and Hazelwood). These second mortgages were not paid, causing the Properties to be in technical default of both the first and second mortgages. These Properties reached the end of their compliance periods on December 31, 2004. At that time, the managing general partner of the Operating Partnerships had not negotiated extensions of the payment of the second mortgage with the lender, Pennsylvania Housing Finance Agency (“PHFA”), at least in part because the managing general partner believed that NHT, Inc., as the supervisory general partner of the Operating Partnerships, was obligated to take such action. However, according to the Operating Partnership agreements, it is the managing general partner’s obligation to negotiate extensions of debts. Because no extension was negotiated, the PHFA had the option to call the debt and take possession of the Properties, but never did so. In October 2006, the managing general partner indicated its willingness to pay for any necessary extensions as part of its acquisition of all three Properties. The purchase and sale agreement was executed on April 16, 2007. The sale of these Properties closed on December 20, 2007. The acquisition price, which covered all three Properties, was subject to both valuation opinions of a leading firm in the industry as well as real estate appraisals. Upon the closing of the sale, PHFA required payment of an extension fee of 1% of the principal balance of the notes. As agreed, this amount was paid by the managing general partner.

As of March 31, 2006, six other Operating Partnerships had cash flow difficulties largely because rents did not keep pace with the operating expenses. For most of the Operating Partnerships in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Operating Partnerships do not have assets significantly exceeding liabilities.

Disposition of Properties

As of March 31, 2006, fourteen of the thirty-one original Operating Partnerships had been disposed of (sold or liquidated), and two merged into a single Partnership. The remaining sixteen Operating Partnerships, including the two Operating Partnerships that merged, are in various stages of disposition. The Properties for four of these remaining Operating Partnerships (W-C Apartments Limited Partnership, the owner of Willow Creek Apartments; W-G Apartments Limited Partnership, the owner of Willow Gardens Apartments; W-P Apartments Limited Partnership, the owner of Willow Park Apartments; and W-R Apartments Limited Partnership, the owner of Willow Rock Apartments) reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for these four Properties was finalized in June 2006 with the closing date scheduled for December 2006. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer terminated its agreement on December 29, 2006. The managing general partner of the Operating Partnership exercised its right of first refusal upon the withdrawal of the offer. The sale of these Properties was finalized in May 2008. Although the purchase price for the Properties is greater than the amount of the debt, it is anticipated that any gain on the sale will be required to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

Eleven of the remaining sixteen Properties reached the end of their compliance period on December 31, 2004. They consisted of seven Michigan Properties, three Pennsylvania Properties and one Ohio Property. A third party assessment of the Properties’ value was completed for each Property. Of the seven Michigan Properties, one owned by Park Terrace NHT Apartments Company Limited Partnership, was sold in June 2006. Another Property owned by RP Limited Dividend Housing Association Limited Partnership closed in escrow in July 2006. The final closing on the sale occurred in August 2006. The third Michigan Property owned by YM Limited Dividend Housing Association Limited Partnership was sold in January 2007. The sale of the fourth and fifth Michigan Properties, Glendale NHT Apartments Company Limited Partnership and Birch Lake NHT Apartments Company Limited Partnership, closed in February 2008. The remaining two Michigan Properties, owned by Lakeside NHT Apartments Company Limited and Traverse Woods II NHT Apartments Company Limited Partnership, are in various stages of disposition. The three Pennsylvania Properties, Coal Township Limited Partnership, Hazelwood Limited Partnership and Mahanoy Limited Partnership, were sold in December 2007. The one Ohio Property, Bingham Terrace Limited Partnership, is scheduled to be sold in June 2008.

The last of the remaining sixteen Properties, located in Philadelphia, Pennsylvania, reached the end of its compliance period on December 31, 2005. This Property is owned by West Allegheny Partners Limited Partnership. After obtaining a third party assessment of market value, it was determined the sale of this Property is contingent on the success of obtaining 9% tax credits and forgiveness of debt. In April 2006 an option agreement was executed, which has been extended since tax credits were not awarded in 2006 or 2007. The tax credit application was resubmitted in December 2007 and tax credits awarded in May of 2008. The Property is expected to close late in 2008.

General Disposition Information

The current focus of NHTLP is disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to NHTLP’s ability to realize the fair market values of such Properties at the time of their final dispositions. Demand by buyers of multi-family apartment Properties is affected by many factors, including the size, quality, age, condition and location of the subject Property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the governmental restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing Properties such as those in which NHTLP has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the Properties’ marketability.

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

The ownership structure of NHTLP’s investments through Operating Partnerships could adversely impact the timing of NHTLP’s planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the Operating Partnerships could have economic or business interests which are inconsistent with those of NHTLP. Given the limited rights of NHTLP under the terms of the Operating Partnership agreements, any conflict between the supervisory and managing general partners in the Operating Partnerships could delay the disposition of Properties/Operating Partnerships and thus impair the marketability of the Properties. In any case, very few of the Properties are likely to generate sale proceeds in excess of the debt financing, other liabilities, and expenses of the sale. Even if a few do generate proceeds, the liabilities of NHTLP are significant enough that any such proceeds will be required to cover the liabilities of NHTLP and therefore will not be distributed to the Unit holders. Depending on a Unit holder’s tax situation, the Unit holder may incur tax liability without cash distributions to pay the taxes resulting from those sales.

Certain Dispositions Prior to March 31, 2006

A Columbus, Ohio Property

One Property located in Columbus, Ohio and owned by Stygler Village Limited Partnership was sold in December 2003. Its compliance period ended December 31, 2002. Through a process of appraisals, marketing with brokerage, and a fairness opinion, the sale price and value of the Property were determined to be less than the outstanding debt. There was no cash available for distribution and no distributions were made to the Unit holders. The sale was completed, the purchase money note was paid, and the project was transferred on December 5, 2003. This Property had a purchase money note from a non-profit organization which was not able to be repaid within the ninety days of the end of the compliance period as required by federal law. Thus, Unit holders may experience tax-credit recapture.

Eight Ohio Properties

Of the thirteen remaining Operating Partnerships holding Properties with compliance periods that ended in 2002 and 2003, eight Operating Partnerships holding property in Ohio were obligated to repay purchase money notes held by qualified non-profit entities that originally sold such Properties to the Operating Partnerships. The purchase money notes were not repaid within the 90-day period required by federal tax law. Therefore, tax-credit capture may result.

A Property located in Hebron, Ohio, and owned by Hebron Village Limited Partnership reached the end of its compliance period in December 2003 and was sold in October 2004. Another Property located in Columbus, Ohio, and owned by Griggs Village Limited Partnership was sold in June 2005. The remaining six Properties were held by Melrose Village I Limited Partnership, Summit Square Limited Partnership, Washington Court House Limited Partnership, Wildwood Village I Limited Partnership, Wildwood Village II Limited Partnership, and Wildwood Village III Limited Partnership. Each of these was categorized as held for sale for the year ended December 31, 2004 and was sold in March 2006.

In connection with the sale of these remaining eight Properties, the total debt on the Properties exceeded the market value of the Properties as determined by appraisal. The managing general partner negotiated with the holder of the eight purchase money notes who agreed to accept $1.7 million as payment in full of the notes. As such, the holder of the notes did not enforce its rights to take a collateral assignment of the general partners’ interests in all eight Operating Partnerships and eventually acquire either all of the interests or all of the assets of those partnerships. None of the purchase money notes related to these eight Properties was able to be repaid within the 90-day period required by federal law.

NHTLP has been advised by its tax and legal advisors that in order to comply with federal tax law regarding the tax credits, these purchase money notes should have been repaid within 90 days of the end of the compliance period. However, such time was insufficient to complete a sale and repayment of the purchase money notes, even if a willing purchaser could have been found that would offer a sufficient amount of cash to repay the purchase money notes. Because the purchase money notes were not repaid as required by federal tax law, there is a risk of recapture of tax credits for non-corporate Unit holders. The tax credits are subject to recapture up to and including the date which is three years from the date the taxpayer files its tax return for the year the recapture event occurred. The tax credit recapture with interest for the affected Unit holders could be as much as $3.21 per Unit.

Dispositions Pending as of March 31, 2006

Two Detroit, Michigan Properties

The Operating Partnerships for two Properties located in Detroit, Michigan (Research Park and Young Manor) obtained Unit holder approval for a sale of the general partners’ interests and ultimate sale of the Properties to the new respective general partners upon completion of the tax credit compliance period in December 2004. An assessment of the fair market value of these projects was prepared by Marcus and Millichap Real Estate Investment Brokerage Company, which concluded that if HUD approved the recommended rent increase and MSHDA forgave a portion of the debt, the Properties could be marketable assets. A purchase agreement was entered into with Property Management Solutions in January 2005. The deals were subject to the assumption of primary debt, write-down or forgiveness of secondary and other debt held by MSHDA, an allocation of 9% tax credits in 2005, and an allocation of HOME Investment Partnerships Program funds. Pursuant to the purchase agreement, the closing was scheduled for June 2006. Despite some initial problems related to the buyer’s compliance with HUD requirements, HUD granted conditional approval in May 2006. As of January 2005, both Properties were classified as held for sale. One was sold in July 2006, and the other was sold in January 2007.

A Williamston, Michigan Property

One Property located in Williamston, Michigan and owned by Park Terrace NHT Apartments Company Limited Partnership reached the end of its compliance period in December 2004. The supervisory general partner and the managing general partner of the Operating Partnership approved an option agreement for the sale of the Property with a purchase price that was greater than the existing debt on the Property. The agreement was subject to the allocation of 9% tax credits in 2005, which were awarded. The Property became available for sale on January 1, 2005, and thus was classified as held for sale at that time. The transaction closed in June 2006. Although the purchase price for this Property was greater than the amount of the debt, any gain on the sale was required to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

Four Oklahoma Properties

Four Properties in Bartlesville, Oklahoma reached the end of their compliance periods on December 31, 2003. The supervisory general partner negotiated the terms of the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties were sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner marketed them with CB Richard Ellis, a national real estate brokerage. The supervisory general partner accepted the highest bid of $1 million more than the aggregate amount of the debt encumbering the four Properties. As of December 31, 2004, all four of these Properties were categorized as held for sale. The purchase and sale agreement was finalized on June 13, 2006. The closing was scheduled for December 2006 unless extended for a cost of $10,000 per extension per Property. However, in part because the potential buyer failed to receive allocations of tax credits and in part because of HUD’s position regarding the pay-down of debt held by it, the potential buyer terminated the sale agreement on December 29, 2006. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the buyer’s withdrawal of its offer. The purchase price had to be reduced because HUD required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. Although the proposed purchase price for these Properties is slightly greater than the amount of their combined debt, it is anticipated that any gain on the sale will be required to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such a Property might be unable to fund expenses on an ongoing basis.

Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from NHTLP’s reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. Any liquidity shortfall might result in the sale, refinancing, or foreclosure of a Property.

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

As of March 31, 2006, the Operating Partnerships owned four Properties whose government-subsidized rent contracts expired annually and were not subject to optional renewal by the owner. As of January 2008, the contracts on these four Properties had been renewed until mid-2008. In addition, for these four Properties, the managing general partners of the Operating Partnerships and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The General Partner of the Operating Partnership and the General Partner of NHTLP are monitoring the development of HUD policy guidance and legislation. The impact of HUD program restructuring on the Operating Partnerships is unpredictable. Changes could have material adverse effects on certain Operating Partnerships, including effect on sale price, which in turn could have an effect on NHTLP.

As of March 31, 2006, restricted cash was $1,716,000. The restricted cash was composed of NHTLP’s reserves of $6,000 and Operating Partnership reserves of $1,710,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. NHTLP’s reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically NHTLP’s reserves have been available to fund obligations of NHTLP, including the management fee payable by NHTLP to the General Partner. As of March 31, 2006, the General Partner voluntarily deferred payment of $2,595,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that NHTLP’s reserves will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose or to cover the costs incurred by NHTLP during the disposition period.

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

Results of Operations

The March 31, 2006 net income of $3,252,000 increased by 737.6% as compared to the March 31, 2005 net loss of $510,000. The major reason for the increase in income in 2006 as compared to 2005 was the sale of six Properties in March 2006. The Properties that were sold had liabilities in excess of assets resulting in a book gain as the debt was assumed by the buyer or extinguished at the sale. The book gain on the sale of those six Properties totaled $4,243,000. No Properties were sold in the first quarter of 2005. The net income as of March 31, 2006, if the gain on the sale of the six Properties is not included in the calculation, was a loss of $991,000, as compared to the net loss for March 31, 2005 of $510,000. Without the effect of the gain on the sale of the Properties, the net loss between the three months ended March 31, 2006 and March 31, 2005 increased by $481,000 (94.3%).

Total revenues including discontinued operations for the quarters ended March 31, 2006 and March 31, 2005 were $2,926,000 and $2,786,000, respectively. Total revenues from continuing operations were $1,115,000 and $1,114,000 for the quarters ended March 31, 2006 and 2005, respectively. Total revenues from discontinued components were $1,811,000 and $1,672,000 for March 2006 and 2005 respectively. For the remaining like Properties, total revenues were $2,073,000 and $2,064,000 for the quarters ended March 31, 2006 and 2005, respectively.

Total expenses exclusive of depreciation and interest for the three months ended March 31, 2006 and 2005 were $2,573,000 and $2,348,000 respectively. The $225,000 increase in expenses between 2006 and 2005 primarily relates to a $33,000 (8.3%) increase in administrative expenses, a $61,000 (10.8%) increase in operating and maintenance expenses, a $3,000 (3.0%) increase in partnership management fees, an $113,000 (21.1%) increase in utility expenses and a $15,000 (2.8%) increase in taxes and insurance. For the remaining like Properties for the three months ended March 31, 2006 and 2005, the expenses exclusive of depreciation and interest increased by $209,000. The increase primarily relates to an increase in operating and maintenance expenses, management fees, utilities, and taxes and insurance.

Total expenses for continuing operations, exclusive of depreciation and interest for the three months ended March 31, 2006 and 2005, were $1,109,000 and $934,000, respectively. The $175,000 increase in expenses between these respective periods in 2006 and 2005 relates to an increase in administrative expenses of $32,000 (19.1%), an increase in operating and maintenance expense of $69,000 (34.5%), an increase in management fees of $19,000 (26.0%), an increase in partnership asset management fees of $2,000 (2.3%), an increase in utility expenses of $44,000 (26.7%), and an increase in taxes and insurance of $9,000 (3.8%). Total expenses for discontinued components exclusive of depreciation and interest for the three months ended March 31, 2006 and 2005 were $1,464,000 and $1,414,000, respectively. For the remaining like Properties, total expenses for the three months ended March 31, 2006 and 2005 exclusive of depreciation and interest were $1,898,000 and $1,689,000, respectively.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Mortgages and Promissory Notes

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, USDA, Rural Housing Service or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. As of March 31, 2006, they have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

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

MORTGAGE, PROMISSORY NOTE AND CAPITAL RECOVERY OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2006	2007	2008	2009	2010	Thereafter
Mortgages	$10,776	$6,224	$154	$167	$181	$197	$3,853
Interest on Mortgages	32	32	0	0	0	0	0
Promissory Notes	7,152	5,015	9	9	9	0	2,110
Interest on Promissory Notes	9,133	7,940	0	0	0	0	1,193

Total Continuing Operations	$27,093	$19,211	$163	$176	$190	$197	$7,156

Discontinued Components	Total Term Debt	2006	2007	2008	2009	2010	Thereafter
Mortgages	$10,981	$337	$485	$526	$570	$619	$8,444
Interest on Mortgages	78	78	0	0	0	0	0
Promissory Notes	7,864	3,479	0	0	0	0	4,385
Interest on Promissory Note	9,305	8,534	0	0	0	0	771
*Capital Recovery	33	0	0	0	0	0	33
*Interest on Capital Recovery	9	0	0	0	0	0	9

Total Discontinued Components	$28,270	$12,428	$485	$526	$570	$619	$13,642

Total All Components	$55,363	$31,639	$648	$702	$760	$816	$20,798

*

The capital recovery payments and interest are due from future owners’ distributions for a mortgage restructuring fee on the refinancing under the Mark-To-Market program. They are classified under accounts payable affiliate.

HUD Housing Assistance Payments (HAP) Contracts

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP Contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. As of March 31, 2006, there were eleven Properties with HAP contracts. Some of the HAP contracts have annual renewal terms. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of January 2008, all four of the remaining Properties with annual HAP contracts have been extended through mid-2008. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of January 2008.

Property	Next Expiration Date	Automatic Renewal	Final Contract Expiration	Date Property Sold
Bingham Terrace	April 2008	No	April 2010	N/A
Coal Twp. Elderly Housing	June 2018	Yes	June 2018	12/20/07
Griggs Village Apartments	May 2005	No	May 2005	06/21/05
Hazelwood Apartments	June 2018	Yes	June 2018	12/20/07
Mahanoy Elderly Housing	November 2019	Yes	November 2019	12/20/07
Melrose Apartments	June 2007	No	June 2007	03/30/06
Research Park	August 2015	Yes	August 2015	07/07/06
Summit Square	August 2007	No	August 2007	03/30/06
Traverse Woods II	October 2010	No	October 2010	N/A
Washington Court House	September 2007	No	Annual	03/30/06
Wildwood I	September 2007	No	Annual	03/30/06
Wildwood II	July 2007	No	Annual	03/30/06
Wildwood III	July 2007	No	Annual	03/30/06
Willow Creek	April 2008	No	Annual	05/27/08
Willow Garden	April 2008	No	Annual	05/27/08
Willow Park	April 2008	No	Annual	05/27/08
Willow Rock	April 2008	No	Annual	05/27/08
Young Manor	November 2016	No	November 2016	01/31/07

Other

The Operating Partnerships carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to their Properties with insured limits and policy specifications that management believes are customary for similar Properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management’s judgment, not economically feasible to insure. Should an uninsured loss occur, NHTLP could lose both its invested capital in and anticipated profits from the affected Property and could experience recapture of previously earned tax credits.

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

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the issuer to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the combined financial statements included in NHTLP’s 2005 annual report. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the issuer’s financial condition and results of operations. The issuer believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on the combined financial statements.

•	NHTLP combines its Operating Partnerships and eliminates intercompany transactions.

•

If the carrying value of a Property exceeds the estimated amount recoverable through future operations on an undiscounted basis, NHTLP records a Property at the lower of its carry value or its estimated fair value.

•

FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. Based on the guidance of FIN 46(R), the Operating Partnerships in which NHTLP invests meet the definition of a VIE. However, management does not consolidate NHTLP’s interest in these VIEs under FIN 46(R), as it is not considered to be the primary beneficiary. However, management has presented the combined financial statements of NHTLP and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements included in NHTLP’s 2005 annual report.

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of each of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new properties replacing disposed Properties and because Properties having cash flow in excess of debt service and, therefore, greater value, are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP disposes of all of its Properties and otherwise winds up its affairs. Accordingly, there is substantial doubt about whether NHTLP will continue as a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP has been completed. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue to pay all its remaining expenses. However, because the dissolution of NHTLP was not imminent as of March 31, 2006, the combined financial statements are presented assuming NHTLP will continue as a going concern.

Recent Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because all interest-bearing mortgages and notes are based on a fixed rate of interest, NHTLP does not have risk associated with market fluctuation of interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

NHTLP is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, including the Chief Executive Officer and Chief Financial Officer of NHT, Inc., the General Partner of NHTLP, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, has evaluated the effectiveness of the disclosure controls and procedures of NHTLP as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

The general partners of certain of the Operating Partnerships and the managers of certain Properties are not under the control of NHTLP or its General Partner. NHTLP relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of NHTLP. The financial information regarding certain Operating Partnerships with unaffiliated general partners was not provided to NHTLP in a timely basis, and as a result, NHTLP was unable to prepare and file this report on Form 10-Q in a timely manner. As a result, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of March 31, 2006, the end of the period covered by this report, NHTLP’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

To address this lack of timely reporting, NHTLP has worked together with the unaffiliated general partners of the Operating Partnerships to obtain all necessary financial information and to identify methods for ensuring future timely reporting. For the 2005 audit, the auditors for some of the Operating Partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of NHTLP from completing an audit of NHTLP until the audit requirements of the Operating Partnerships were met. In order to comply with the PCAOB standards, NHTLP’s auditors requested additional documentation from each of the Operating Partnerships that would allow NHTLP’s auditor to complete the Operating Partnership audits according to the PCAOB standards. For 2006 and forward, the additional documentation needed to complete the Operating Partnerships’ audits according to the PCAOB standards is now included in the original documentation request from each of the Operating Partnerships’ auditors at the time of the audit.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECUTITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 – Certification of Chief Executive Officer Dated June 5, 2008

Exhibit 31.2 – Certification of Chief Financial Officer Dated June 5, 2008

Exhibit 32.1 – Certification of Chief Executive Officer Dated June 5, 2008

Exhibit 32.2 – Certification of Chief Financial Officer Dated June 5, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Housing Trust Limited Partnership (Registrant)

Date	June 5, 2008	By	/s/ James A. Bowman
James A. Bowman, President and Chief Executive Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership

Date	June 5, 2008	By	/s/ Susan E. Basting
Susan E. Basting, Treasurer and Chief Financial Officer NHT, Inc., General Partner for National Housing Trust Limited Partnership