Form 10-Q
period 2006-06-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2008-06-05
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2006.

OR

☐	Transition Report Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

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

A DELAWARE LIMITED PARTNERSHIP

June 30, 2006 FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005

(In Thousands)

(Unaudited)

ASSETS	June 30 2006	December 31 2005
Current Assets:
Cash and cash equivalents	$600	$610
Tenants’ security deposits	209	292
Mortgage escrow deposits	670	646
Prepaid expenses and other assets	725	1,171

Total current assets	2,204	2,719

Restricted Cash:	2,087	3,151

Rental property held for sale:	12,004	17,405

Rental property:
Buildings and improvements	26,402	27,197
Furniture and equipment	1,009	1,061

	27,411	28,258
Less accumulated depreciation	(15,274)	(15,017)

	12,137	13,241
Land	842	892

	12,979	14,133

Total assets	$29,274	$37,408

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	June 30, 2006	December 31 2005
Current liabilities:
Current maturities of long-term debt	$11,198	$11,347
Accrued interest on current maturities	7,884	7,540
Accounts payable and accrued expenses	1,774	1,555
Accounts payable affiliates	2,797	2,927
Rents received in advance	111	76
Deposits held	224	322
Accrued interest on mortgage notes payable	32	32

Total current liabilities	24,020	23,799

Liabilities to be disposed of by sale	31,326	40,094

Long-term debt, less current maturities:
Mortgage notes payable	4,483	4,552
Promissory notes	0	2,137
Accrued interest, mortgage notes payable	0	1,169

	4,483	7,858

Partners’ deficit:
General Partners:
NHT, Inc.	(36)	(40)
Other Operating General Partners	(268)	(305)
Limited partners:
Issued and outstanding 1,014,668 investment units	(30,251)	(33,998)

	(30,555)	(34,343)

Total liabilities and partners’ capital	$29,274	$37,408

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands, except per Unit Amounts)

(Unaudited)

	2006	* Restated 2005
Revenues:
Rental revenues	$1,009	$995
Other income	43	46

Total revenues	1,052	1,041

Expenses:
Administration	141	124
Operating and maintenance	219	195
Management fees	55	68
Partnership asset management fees	91	88
Utilities	118	129
Taxes and insurance	179	201
Depreciation and amortization	250	252

Total expenses	1,053	1,057

Loss from rental operations	(1)	(16)

Other revenues and (expenses):
Interest income	2	10
Interest expense	(91)	(338)
Gain on sale of Properties	459	—

Income (loss) from continuing operations	369	(344)
Income from operations of the discontinued components	$168	$89

Net Income (loss)	$537	$(255)

Income (loss) per limited partnership Unit from continuing operations	0.36	(0.34)
Income from operations of the discontinued Components	0.17	0.09

Net Income (loss) per limited partnership Unit	$0.53	$(0.25)

*	Restated for Properties Held for Sale in 2006

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands, except per Unit Amounts)

(Unaudited)

	2006	* Restated 2005
Revenues:
Rental revenues	$2,000	$1,988
Other income	86	90

Total revenues	2,086	2,078

Expenses:
Administration	330	281
Operating and maintenance	467	379
Management fees	140	135
Partnership asset management fees	181	176
Utilities	294	269
Taxes and insurance	420	429
Depreciation and amortization	499	501

Total expenses	2,331	2,170

Loss from rental operations	(245)	(92)

Other revenues and (expenses):
Interest income	5	11
Interest expense	(644)	(671)
Gain on sale of Properties	459	—

Loss from continuing operations	$(425)	$(752)
Income (loss) from operations of the discontinued components	$4,214	$(13)

Net Income (loss)	$3,789	$(765)

Loss per limited partnership Unit from continuing Operations	(0.42)	(0.74)
Income (loss) from operations of the discontinued Components	4.15	(0.01)

Net Income (loss) per limited partnership Unit	$3.73	$(0.75)

*	Restated for Properties Held for Sale in 2006

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,789	$(765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	508	515
Gain on sale of property	(4,886)	(18)
Accrued interest on promissory notes	1,018	1,021
Changes in operating assets and liabilities:
Increase in deposits, prepaid and other assets	(951)	(227)
Increase in accounts payable and accrued expenses	863	1,467
Decrease in accounts payable – affiliates	(136)	(596)
Decrease in other current liabilities	(63)	(59)

Cash provided by operating activities	142	1,338

Investing activities:
Additions to buildings, furniture and equipment, net change	—	(141)
Additions to restricted cash, net change	(53)	(12)

Cash used for investing activities	(53)	(153)

Financing Activities:
Payment of term debt	(558)	(619)
Proceeds from sale of property	459	—

Net cash used for financing activities	(99)	(619)

Increase (decrease) in cash and cash equivalents	(10)	566
Cash and cash equivalents beginning of year	610	523

Cash and cash equivalents end of period	$600	$1,089

Significant non-cash investing and financing activities:

In conjunction with the sale of rental Properties in 2006, the following assets and liabilities were transferred to the respective purchasers. For the six Ohio Properties sold in March 2006: deposits, prepaid amounts, and other assets of $1,289,000, restricted cash of $1,027,000, rental property held for sale valued at $5,573,000, accounts payable and accrued expenses of $563,000, other current liabilities of $78,000 and mortgages payable of $11,656,000. For the Michigan Property sold in June 2006: deposits, prepaid amounts, and other assets of $96,000, restricted cash of $63,000, rental property held for sale valued at $574,000, accounts payable and accrued expenses of $82,000, other current liabilities of $11,000 and mortgages payable of $831,000.

In conjunction with the sale of one Ohio rental Property in 2005, the following assets and liabilities were transferred to the purchaser: deposits, prepaid amounts, and other assets of $105,000, restricted cash of $119,000, rental property held for sale valued at $333,000, accounts payable and accrued expenses of $18,000, other current liabilities of $7,000 and mortgages payable of $561,000.

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

Rental property held for sale as of June 30, 2006 consisted of four Oklahoma Properties, two Michigan Properties and one Pennsylvania Property. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because the Department of Housing and Urban Development (“HUD”) required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. Of the two Michigan Properties, one was sold in July 2006 and one was sold in January 2007. The sale of the Pennsylvania Property is contingent on the success of obtaining 9% tax credits. In April 2006 an option agreement was executed, which has been extended since tax credits were not awarded in 2006 or 2007. The tax credit application was resubmitted in December 2007 and tax credits awarded in May 2008. The Property is expected to close late in 2008.

Rental property held for sale as of June 30, 2005 consisted of six Ohio Properties, four Oklahoma Properties and three Michigan Properties. Each of the six Ohio Properties was subject to a purchase money note. Part of the purchase agreement for the Ohio Properties included a signed agreement for the purchase money notes. These six Properties were sold in March 2006. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because HUD required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. Of the three Michigan Properties, one was sold in June 2006, one was sold in July 2006 and the third was sold in January 2007.

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

Properties

As of June 30, 2006, average occupancy of the remaining Properties was 94.8%.

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

A Detroit, Michigan Property

In 2003, the managing general partner of Research Park Operating Partnership, located in Detroit, Michigan, attempted to sell this Operating Partnership to MHT Housing Inc., a Michigan nonprofit corporation. The deal was prevented because HUD refused to grant a waiver related to the Rental Assistance Program (“RAP”) subsidy. Without a waiver, refinancing will extinguish the RAP subsidy and thus increase the risk of foreclosure. Consequently, the Operating Partnership was not disposed of prior to the end of its compliance period on December 31, 2004.

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

The sale of Research Park greatly reduced NHTLP’s cash flow difficulties. For the quarter ended June 30, 2006, the net loss on this Property was $212,000, an increase of 25.4% as compared to the June 2005 net loss of $169,000. As of June 30, 2006, NHTLP had contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period from June 30, 2006 through August 2006, when the final closing occurred.

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

As of June 30, 2006, seven other Operating Partnerships had cash flow difficulties largely because rents did not keep pace with the operating expenses. For most of the Operating Partnerships in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Operating Partnerships do not have assets significantly exceeding liabilities.

Disposition of Properties

As of June 30, 2007, fifteen of the thirty-one original Operating Partnerships had been disposed of (sold or liquidated), and two merged into a single Partnership. The remaining fifteen Operating Partnerships, including the two Operating Partnerships that merged, are in various stages of disposition. The Properties for four of these remaining Operating Partnerships (W-C Apartments Limited Partnership, the owner of Willow Creek Apartments; W-G Apartments Limited Partnership, the owner of Willow Gardens Apartments; W-P Apartments Limited Partnership, the owner of Willow Park Apartments; and W-R Apartments Limited Partnership, the owner of Willow Rock Apartments) reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for these four Properties was finalized in June 2006 with the closing date scheduled for December 2006. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer terminated its agreement on December 29, 2006. The managing general partner of the Operating Partnership exercised its right of first refusal upon the withdrawal of the offer. The sale of these Properties was finalized in May 2008. Although the purchase price for the Properties is greater than the amount of the debt, it is anticipated that any gain on the sale will be required to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

Ten of the remaining fifteen Properties reached the end of their compliance period on December 31, 2004. They consisted of six Michigan Properties, three Pennsylvania Properties and one Ohio Property. A third party assessment of the Properties’ value was completed for each property. Of the six Michigan Properties, one owned by RP Limited Dividend Housing Association Limited Partnership closed in escrow in July 2006. The final closing on the sale occurred in August 2006. The second Michigan Property, owned by YM Limited Dividend Housing Association Limited Partnership, was sold in January 2007. The sale of the third and fourth Michigan Properties, Glendale NHT Apartments Company Limited Partnership and Birch Lake NHT Apartments Company Limited Partnership, closed in February 2008. The remaining two Michigan Properties, owned by Lakeside NHT Apartments Company Limited Partnership and Traverse Woods II NHT Apartments Company Limited Partnership, are in various stages of disposition. The three Pennsylvania Properties, owned by Coal Township Limited Partnership, Hazelwood Limited Partnership and Mahanoy Limited Partnership, were sold in December 2007. The Ohio Property, which is owned by Bingham Terrace Limited Partnership, is scheduled to be sold in June 2008.

The last of the remaining fifteen Properties, which is located in Philadelphia, Pennsylvania, reached the end of its compliance period on December 31, 2005. This Property is owned by West Allegheny Partners Limited Partnership. The sale of this Property is contingent on the success of obtaining 9% tax credits. In April 2006 an option agreement was executed, which has been extended since tax credits were not awarded in 2006 or 2007. The tax credit application was resubmitted in December 2007 and tax credits awarded in May 2008. The Property is expected to close late in 2008.

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

Certain Dispositions Prior to June 30, 2006

A Columbus, Ohio Property

One Property located in Columbus, Ohio and owned by Stygler Village Limited Partnership was sold in December 2003. Its compliance period ended on December 31, 2002. Through a process of appraisals, marketing with brokerage, and a fairness opinion, the sale price and value of the Property were determined to be less than the outstanding debt. There was no cash available for distribution and no distributions were made to the Unit holders. The sale was completed, the purchase money note was paid, and the project was transferred on December 5, 2003. This Property had a purchase money note from a non-profit organization which was not able to be repaid within the ninety days of the end of the compliance period as required by federal law. Thus, Unit holders may experience tax-credit recapture.

Eight Ohio Properties

Of the thirteen remaining Operating Partnerships holding Properties with compliance periods that ended in 2002 and 2003, eight Operating Partnerships holding property in Ohio were obligated to repay purchase money notes held by qualified non-profit entities that originally sold such Properties to the Operating Partnerships. The purchase money notes were not repaid within the 90-day period required by federal tax law. Therefore, tax-credit recapture may result.

A Property located in Hebron, Ohio, and owned by Hebron Village Limited Partnership reached the end of its compliance period in December 2003 and was sold in October 2004. Another Property located in Columbus, Ohio, and owned by Griggs Village Limited Partnership was sold in June 2005. The remaining six Properties were held by Melrose Village I Limited Partnership, Summit Square Limited Partnership, Washington Court House Limited Partnership, Wildwood Village I Limited Partnership, Wildwood Village II Limited Partnership, and Wildwood Village III Limited Partnership, respectively. Each of these was categorized as held for sale for the year ended December 31, 2004 and was sold in March 2006.

In connection with the sale of these remaining eight Properties, the total debt on the Properties exceeded the market value of the Properties as determined by appraisal. The managing general partner negotiated with the holder of the eight purchase money notes agreed to accept $1.7 million as payment in full of the notes. As such, the holder of the notes did not enforce its rights to take a collateral assignment of the general partners’ interests in all eight Operating Partnerships and eventually acquire either all of the interest or all of the assets of those partnerships. None of the purchase money notes related to these eight Properties was able to be repaid within the 90-day period required by federal law.

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

A Williamston, Michigan Property

One Property located in Williamston, Michigan and owned by Park Terrace NHT Apartments Company Limited Partnership reached the end of its compliance period in December 2004. The supervisory general partner and the managing general partner of the Operating Partnership approved an option agreement for the sale of the Property with a purchase price that was greater than the existing debt on the Property. The option agreement was subject to the allocation of 9% tax credits in 2005, which were awarded. The Property became available for sale on January 1, 2005, and thus was classified as held for sale at that time. The transaction closed in June 2006. Although the purchase price for this Property was greater than the amount of the debt, any gain on the sale was required to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

Dispositions Pending as of June 30, 2006

Two Detroit, Michigan Properties

The Operating Partnerships for two Properties located in Detroit, Michigan (Research Park and Young Manor) obtained Unit holder approval for a sale of the general partners’ interests and ultimate sale of the Properties to the new respective general partners upon completion of the tax credit compliance period in December 2004. An assessment of the fair market value of these projects was prepared by Marcus and Millichap Real Estate Investment Brokerage Company, which concluded that if HUD approved the recommended rent increase and MSHDA forgave a portion of the debt, the Properties could be marketable assets. A purchase agreement was entered into with Property Management Solutions in January 2005. The deals were subject to the assumption of primary debt, write-down or forgiveness of secondary and other debt held by MSHDA, an allocation of 9% tax credits in 2005, and an allocation of HOME Investment Partnerships Program funds. Pursuant to the purchase agreement, the closing was scheduled for June 2006. Despite some initial problems related to the buyer’s compliance with HUD requirements, HUD granted conditional approval in May 2006. As of January 2005, both Properties were classified as held for sale. One was sold in July 2006 and the other was sold in January 2007.

Four Oklahoma Properties

Four Properties in Bartlesville, Oklahoma reached the end of their compliance periods on December 31, 2003. The supervisory general partner negotiated the terms of the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties were sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner marketed them with CB Richard Ellis, a national real estate brokerage. The supervisory general partner accepted the highest bid of $1 million more than the aggregate amount of the debt encumbering the four Properties. As of December 31, 2004, all four of these Properties were categorized as held for sale. The purchase and sale agreement was finalized on June 13, 2006. The closing was scheduled for December 2006 unless extended for a cost of $10,000 per extension per Property. However, in part because the potential buyer failed to receive allocations of tax credits and in part because of HUD’s position regarding the pay-down of debt held by it, the potential buyer terminated the sale agreement on December 29, 2006. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the buyer’s withdrawal of its offer. The purchase price had to be reduced because HUD required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. Although the proposed purchase price for these Properties is greater than the amount of their combined debt, it is anticipated that any gain on the sale will be used to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

A Philadelphia, Pennsylvania Property

One Property located in Philadelphia, Pennsylvania and owned by West Allegheny Partners Limited Partnership reached the end of its compliance period in December 2005. As determined by a third party market analysis, the debt on the Property is in excess of market value. The sale of this Property is contingent on the success of obtaining 9% tax credits and forgiveness of debt. In April 2006 an option agreement was executed, which has been extended since tax credits were not awarded in 2006 or 2007. The tax credit application was resubmitted in December 2007 and tax credits awarded May 2008. The Property is expected to close late in 2008.

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

The Multifamily Assisted Housing Reform and Affordability Act of 1997, Public Law 105-65, effective October 1, 1997, established a debt restructuring program applicable to all HUD-insured projects with rents above those of comparable properties in local markets. Under the program, subsidized rent levels generally are reduced to market levels and the debt may be restructured into two or three mortgages. The first mortgage loan is set at a level supportable by the lower subsidized rents, and the second and third mortgage loans are payable only out of cash flow after other approved expenses and sale or refinancing proceeds. In many cases, rent subsidies will become tenant-based, meaning that the subsidies may move with the tenants. However, for certain projects, such as those that predominantly serve elderly or disabled families or are located in markets with an inadequate supply of affordable housing, the rent subsidies may continue to be project-based.

As of June 30, 2006, the Operating Partnerships owned four Properties whose government-subsidized rent contracts expired annually and were not subject to optional renewal by the owner. As of January 2008, the contracts on these four Properties had been renewed until mid-2008. In addition, for these four Properties, the managing general partners of the Operating Partnerships and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service.

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

As of June 30, 2006, restricted cash was $2,087,000. The restricted cash was composed of NHTLP’s reserve of $473,000 and Operating Partnership reserves of $1,614,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. NHTLP’s reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, NHTLP’s reserves have been available to fund obligations of NHTLP, including the management fee payable by NHTLP to the General Partner. As of June 30, 2006, the General Partner voluntarily deferred payment of $2,685,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that NHTLP’s reserves will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose or to cover the costs incurred by NHTLP during the disposition period.

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

Results of Operations

The June 30, 2006 net income of $3,789,000 increased by 595.3% as compared to the June 30, 2005 net loss of $765,000. The major reason for the increase in income in 2006 as compared to 2005 was the sale of seven Properties in the first six months of 2006 as compared to the sale of only one Property in the first six months of 2005. The Properties that were sold had liabilities in excess of assets resulting in a book gain as the debt was assumed by the buyer or extinguished at the sale. The book gain on the sale of those seven Properties in 2006 totaled $4,886,000. The book gain on the sale of one Property in 2005 was $18,000. The net income as of June 30, 2006 and June 30, 2005, if the gain on the sale of the Properties is not included in the calculation, is a loss of $1,097,000 for 2006 and a loss of $747,000 for 2005, an increase of $350,000 (46.9%).

Total revenues including discontinued operations were $5,133,000 and $5,844,000, respectively, for the first two quarters of 2006 and the same quarters ended June 30, 2005. Total revenues from continuing operations were $2,091,000 and $2,089,000 for the quarters ended June 30, 2006 and 2005, respectively. Total revenues from discontinued components were $3,042,000 and $3,756,000 for June 2006 and 2005, respectively. For the remaining discontinued like Properties, total revenues were $2,063,000 and $2,187,000 for the quarters ended June 30, 2006 and 2005, respectively.

Total expenses exclusive of depreciation and interest for the six months ended June 30, 2006 and 2005 were $4,241,000 and $4,498,000, respectively. The $257,000 decrease in expenses between 2006 and 2005 primarily relates to a $17,000 (2.2%) increase in administrative expenses, an $118,000 (9.6%) decrease in operating and maintenance expenses, a $65,000 (14.7%) decrease in management fees, a $4,000 (2.3%) increase in partnership management fees, a $41,000 (4.3%) decrease in utility expenses and a $54,000 (5.7%) decrease in taxes and insurance. For the remaining like Properties, the expenses exclusive of depreciation and interest for the six months ended June 30, 2006 increased by $182,000 from the same period in 2005.

Total expenses for continuing operations, exclusive of depreciation and interest, for the six months ended June 30, 2006 and 2005, were $1,832,000 and $1,669,000, respectively. The $163,000 (9.8%) increase in expenses between these respective periods in 2006 and 2005 relates to an increase in administrative expenses of $49,000 (17.4%), an increase in operating and maintenance expense of $88,000 (23.2%), an increase in management fees of $5,000 (3.7%), an increase in partnership asset management fees of $5,000 (2.8%), an increase in utilities of $25,000 (9.3%), and a decrease in taxes and insurance of $9,000 (2.1%). Total expenses for discontinued components exclusive of depreciation and interest for the six months ended June 30, 2006 and 2005 were $2,409,000 and $2,829,000, respectively. For the remaining like Properties, total expenses for the six months ended June 30, 2006 and 2005 exclusive of depreciation and interest were $3,462,000 and $3,280,000, respectively.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Mortgages and Promissory Notes

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, USDA, Rural Housing Service or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnerships to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. As of June 30, 2006, they have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

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

MORTGAGE, PROMISSORY NOTE AND CAPITAL RECOVERY OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2006	2007	2008	2009	2010	Thereafter
Mortgages	$10,675	$6,123	$154	$167	$181	$197	$3,853
Interest on Mortgages	32	32	0	0	0	0	0
Promissory Notes	5,006	5,006	0	0	0	0	0
Interest on Promissory Notes	7,883	7,883	0	0	0	0	0

Total Continuing Operations	$23,596	$19,044	$154	$167	$181	$197	$3,853

Discontinued Components	Total Term Debt	2006	2007	2008	2009	2010	Thereafter
Mortgages	$10,037	$216	$467	$507	$549	$596	$7,702
Interest on Mortgages	72	72	0	0	0	0	0
Promissory Notes	10,010	3,488	9	9	9	0	6,495
Interest on Promissory Notes	10,797	8,750	0	0	0	0	2,047
*Capital Recovery	33	0	0	0	0	0	33
*Interest on Capital Recovery	9	0	0	0	0	0	9

Total Discontinued Components	$30,958	$12,526	$476	$516	$558	$596	$16,286

Total All Components	$54,554	$31,570	$630	$683	$739	$793	$20,139

*

The capital recovery payments and interest are due from future owners’ distributions for a mortgage restructuring fee on the refinancing under the Mark-To-Market program. They are classified under accounts payable affiliate.

HUD Housing Assistance Payments (HAP) Contracts

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP Contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of June 30, 2006, there were eleven Properties with HAP contracts. The HAP contracts for four of these Properties were due to expire during 2007. The majority of the contracts set to expire in 2007 contain annual or six-month renewal terms. As of January 2008, all four of the remaining Properties with HAP contracts due to expire in 2007 have been extended through mid-2008. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of January 2008.

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

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of each of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new properties replacing disposed Properties and because Properties having cash flow in excess of debt service and, therefore, greater value, are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP disposes of all of its Properties and otherwise winds up its affairs. Accordingly, there is substantial doubt about whether NHTLP will continue as a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP has been completed. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue to pay all its remaining expenses. However, because the dissolution of NHTLP was not imminent as of June 30, 2006, the combined financial statements are presented assuming NHTLP will continue as a going concern.

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

The general partners of certain Operating Partnerships and the managers of certain Properties are not under the control of NHTLP or its General Partner. NHTLP relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of NHTLP. The financial information regarding certain Operating Partnerships with unaffiliated general partners was not provided to NHTLP on a timely basis, and as a result, NHTLP was unable to prepare and file this report on Form 10-Q in a timely manner. As a result, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of June 30, 2006, the end of the period covered by this report, NHTLP’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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