Form 10-Q
period 2006-09-30
NATIONAL HOUSING TRUST LIMITED PARTNERSHIP
filed 2008-06-05
CIK 818803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2006.

OR

☐	Transition Report Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934

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

A DELAWARE LIMITED PARTNERSHIP

September 30, 2006

FORM 10-Q

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In Thousands)

(Unaudited)

	September 30 2006	December 31 2005
ASSETS
Current Assets:
Cash and cash equivalents	$546	$610
Tenants’ security deposits	173	292
Mortgage escrow deposits	325	646
Prepaid expenses and other assets	840	1,171

Total current assets	1,884	2,719

Restricted Cash:	1,863	3,151

Rental property held for sale:	8,761	17,405

Rental property:
Buildings and improvements	26,402	27,197
Furniture and equipment	1,009	1,061

	27,411	28,258
Less accumulated depreciation	(15,524)	(15,017)

	11,887	13,241
Land	842	892

	12,729	14,133

Total assets	$25,237	$37,408

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED BALANCE SHEETS, CONTINUED

(In Thousands, except Investment Units)

(Unaudited)

	September 30, 2006	December 31 2005
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$11,125	$11,347
Accrued interest on current maturities	8,112	7,540
Accounts payable and accrued expenses	1,027	1,555
Accounts payable affiliates	2,831	2,927
Rents received in advance	41	76
Deposits held	177	322
Accrued interest on mortgage notes payable	32	32

Total current liabilities	23,345	23,799

Liabilities to be disposed of by sale	17,144	40,094

Long-term debt, less current maturities:
Mortgage notes payable	4,440	4,552
Promissory notes	0	2,137
Accrued interest, mortgage notes payable	0	1,169

	4,440	7,858

Partners’ deficit:
General Partners:
NHT, Inc.	(26)	(40)
Other Operating General Partners	(159)	(305)
Limited partners:
Issued and outstanding 1,014,668 investment units	(19,507)	(33,998)

	(19,692)	(34,343)

Total liabilities and partners’ capital	$25,237	$37,408

The accompanying notes are an integral

part of the combined financial statements.

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands, except per Unit Amounts)

(Unaudited)

	2006	*Restated 2005
Revenues:
Rental revenues	$1,026	$988
Other income	33	53

Total revenues	1,059	1,041

Expenses:
Administration	137	148
Operating and maintenance	229	152
Management fees	70	106
Partnership asset management fees	91	88
Utilities	108	102
Taxes and insurance	214	204
Depreciation and amortization	250	249

Total expenses	1,099	1,049

Loss from rental operations	(40)	(8)

Other revenues and (expenses):
Interest income	15	34
Interest expense	(383)	(335)

Loss from continuing operations	$(408)	$(309)
Income (loss) from operations of the discontinued components	$11,271	$(115)

Net Income (loss)	$10,863	$(424)

Loss per limited partnership Unit from continuing Operations	(0.40)	(0.31)
Income (loss) from operations of the discontinued Components	11.11	(0.11)

Net Income (loss) per limited partnership Unit	$10.71	$(0.42)

*	Restated for Properties Held for Sale in 2006

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands, except per Unit Amounts)

(Unaudited)

	2006	*Restated 2005
Revenues:
Rental revenues	$3,026	$2,975
Other income	119	143

Total revenues	3,145	3,118

Expenses:
Administration	467	429
Operating and maintenance	697	531
Management fees	211	241
Partnership asset management fees	272	264
Utilities	401	371
Taxes and insurance	633	633
Depreciation and amortization	749	750

Total expenses	3,430	3,219

Loss from rental operations	(285)	(101)

Other revenues and (expenses):
Interest income	20	45
Interest expense	(1,027)	(1,005)
Gain on sale of Properties	459	—

Loss from continuing operations	$(833)	$(1,061)
Income (loss) from operations of the discontinued components	$15,485	$(128)

Net Income (loss)	$14,652	$(1,189)

Loss per limited partnership Unit from continuing Operations	(0.82)	(1.04)
Income (loss) from operations of the discontinued Components	15.26	(0.13)

Net Income (loss) per limited partnership Unit	$14.44	$(1.17)

*	Restated for Properties Held for Sale in 2006

The accompanying notes are an integral

part of the combined financial statements

NATIONAL HOUSING TRUST LIMITED PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$14,652	$(1,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	757	772
Gain on Sale of Property	(16,406)	(18)
Accrued interest on promissory notes	1,448	1,579
Changes in operating assets and liabilities:
Increase in deposits, prepaid and other assets	(2,235)	(181)
Increase in accounts payable and accrued expenses	1,011	1,487
Decrease in accounts payable – affiliates	(96)	(546)
Decrease in other current liabilities	(180)	(58)

Cash provided by operating activities	(1,049)	1,846

Investing activities:
Additions to buildings, furniture and equipment, net change	(7)	(159)
Reductions from (additions to) restricted cash, net change	1,246	(152)

Cash used for investing activities	1,239	(311)

Financing Activities:
Payment of term debt	(713)	(1,025)
Proceeds from sale	459	0

Net cash used for financing activities	(254)	(1,025)

Increase (decrease) in cash and cash equivalents	(64)	510
Cash and cash equivalents beginning of year	610	523

Cash and cash equivalents end of period	$546	$1,033

Significant non-cash investing and financing activities:

In conjunction with the sale of rental Properties in 2006, the following assets and liabilities were transferred to the respective purchasers. For the six Ohio Properties sold in March 2006: deposits, prepaid amounts, and other assets of $1,289,000, restricted cash of $1,027,000, rental property held for sale valued at $5,573,000, accounts payable and accrued expenses of $563,000, other current liabilities of $78,000 and mortgages payable of $11,656,000. For the Michigan Property sold in June 2006: deposits, prepaid amounts, and other assets of $96,000, restricted cash of $63,000, rental property held for sale valued at $574,000, accounts payable and accrued expenses of $82,000, other current liabilities of $11,000 and mortgages payable of $831,000. For the Michigan Property sold in August 2006: deposits, prepaid amounts, and other assets of $284,000, restricted cash of $124,000, rental property held for sale valued at $3,317,000, accounts payable and accrued expenses of $1,394,000, other current liabilities of $35,000 and mortgages payable of $14,539,000.

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

NOTE A – BASIS OF PRESENTATION

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

NOTE B – RENTAL PROPERTY HELD FOR SALE

As originally intended, NHTLP has been selling the Properties (as defined below) as they reach the end of their compliance periods.

Rental property held for sale as of September 30, 2006 consisted of four Oklahoma Properties, one Michigan Property and one Pennsylvania Property. The four Oklahoma Properties were marketed and scheduled to be sold to the highest of three bidders, contingent on the award of tax credits. The tax credits were not awarded and thus the winning offer was withdrawn. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The purchase price had to be reduced because the Department of Housing and Urban Development (“HUD”) required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. The one Michigan Property was sold in January 2007. The sale of the Pennsylvania Property is contingent on the success of obtaining 9% tax credits. In April 2006 an option agreement was executed, which has been extended since tax credits were not awarded in 2006 or 2007. The tax credit application was resubmitted in December 2007 and tax credits awarded in May 2008. The Property is expected to close late in 2008.

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

As a result of the classifications of held for sale components, all related assets and liabilities have been shown separately on the balance sheet for 2005 and the results of operations for those Properties has been reported as discontinued components for all periods presented.

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

Properties

As of September 30, 2006, average occupancy of the remaining Properties was 95.7%.

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

The sale of Research Park greatly reduced NHTLP’s cash flow difficulties. As of July 2006 (the date the sale of the Property closed in escrow), NHTLP had contributed approximately $650,000 for HVAC repairs and replacement, fire panel repairs, oversight of such work, utility bills, reduction of payables, legal fees, MIO Plan consulting fees, settlement of liens and operating cash flow deficits. No additional amounts were contributed during the period from July 2006 through August 2006, when the final closing occurred.

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

As of September 30, 2006, four other Operating Partnerships had cash flow difficulties largely because rents did not keep pace with the operating expenses. For most of the Operating Partnerships in the portfolio, any drop in occupancy or increase in operating expenses (e.g., utility or insurance) can result in cash flow problems since many of the Operating Partnerships do not have assets significantly exceeding liabilities.

Disposition of Properties

As of September 30, 2006, sixteen of the thirty-one original Operating Partnerships had been disposed of (sold or liquidated), and two merged into a single Partnership. The remaining fourteen Operating Partnerships, including the two Operating Partnerships that merged, are in various stages of disposition. The Properties for four of these remaining Operating Partnerships (W-C Apartments Limited Partnership, the owner of Willow Creek Apartments; W-G Apartments Limited Partnership, the owner of Willow Gardens Apartments; W-P Apartments Limited Partnership, the owner of Willow Park Apartments; and W-R Apartments Limited Partnership, the owner of Willow Rock Apartments) reached the end of their compliance period on December 31, 2003. A purchase and sale agreement for these four Properties was finalized in June 2006 with the closing date scheduled for December 2006. However, in part because the non-profit buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of HUD-held debt, the buyer terminated its agreement on December 29, 2006. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the withdrawal of the offer. The sale of these Properties was finalized in May 2008. Although the purchase price for these Properties is greater than the amount of the debt, it is anticipated that any gain on the sale will be required to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

Nine of the remaining fourteen Properties reached the end of their compliance period on December 31, 2004. They consisted of five Michigan Properties, three Pennsylvania Properties and one Ohio Property. A third party assessment of the Properties’ value was completed for each Property. Of the five Michigan Properties, one owned by YM Limited Dividend Housing Association Limited Partnership was sold in January 2007. The sale of the second and third Michigan Properties, Glendale NHT Apartments Company Limited Partnership and Birch Lake NHT Apartments Company Limited Partnership, closed in February 2008. The remaining two Michigan Properties, owned by Lakeside NHT Apartments Company Limited Partnership and Traverse Woods II NHT Apartments Company Limited Partnership, respectively, are in various stages of disposition. The three Pennsylvania Properties, owned by Coal Township Limited Partnership, Hazelwood Limited Partnership and Mahanoy Limited Partnership, respectively, were sold in December 2007. The one Ohio Property, owned by Bingham Terrace Limited Partnership, is scheduled to be sold in June 2008.

The last of the remaining fourteen Properties, located in Philadelphia, Pennsylvania, reached the end of its compliance period on December 31, 2005. This Property is owned by West Allegheny Partners Limited Partnership. The sale of this Property is contingent on the success of obtaining 9% tax credits and forgiveness of debt. In April 2006 an option agreement was executed, which has been extended since tax credits were not awarded in 2006 or 2007. The tax credit application was resubmitted in December 2007 and tax credits awarded May 2008. The Property is expected to close late in 2008.

General Disposition Information

The current focus of NHTLP is disposition of its Properties. With respect to disposition of any Property, the availability of a pool of qualified and interested buyers is critical to NHTLP’s ability to realize the fair market values of such Properties at the time of their final dispositions. Demand by buyers of multi-family apartment Properties is affected by many factors, including the size, quality, age, condition and location of the subject Property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the governmental restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low- income housing Properties such as those in which NHTLP has invested. Furthermore, the current uncertainty regarding potential future reductions in the level of federal governmental assistance for these programs may further restrict the Properties’ marketability.

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

Certain Dispositions Prior to September 30, 2006

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

A Detroit, Michigan Property (Research Park)

The Operating Partnerships for one Property located in Detroit, Michigan (Research Park) obtained Unit holder approval for a sale of the general partner’s interest and ultimate sale of this Property to a new general partner upon completion of the tax credit compliance period in December 2004. The Property was classified as held for sale as of January 2005. An assessment of the fair market value of the Property (along with the Young Manor Property, discussed below) was prepared by Marcus Millichap Real Estate Investment Brokerage Company, which concluded that if HUD approved the recommended rent increase and MSHDA forgave a portion of the debt, the Properties could be marketable assets. A purchase agreement was entered into with Property Management Solutions in January 2005 for the purchase of both the Research Park Property and the Young Manor Property. Pursuant to the purchase agreement, the closing of the sale of both Properties was scheduled for June 2006. Despite some initial problems related to the buyer’s compliance with HUD requirements, HUD granted conditional approval in May 2006. The sale of Research Park closed in escrow in July 2006. The final closing occurred in August 2006. Young Manor was not sold until January 2007, as discussed below.

Dispositions Pending as of September 30, 2006

A Detroit Michigan Property (Young Manor)

As discussed above, Young Manor was appraised and marketed for sale along with Research Park. The sale of Young Manor was delayed because the LIHTCs for Young Manor were not received in time to close the sale on both Properties in July. Young Manor ultimately was sold to Property Management Solutions in January 2007.

Four Oklahoma Properties

Four Properties in Bartlesville, Oklahoma, reached the end of their compliance periods on December 31, 2003. The supervisory general partner negotiated the terms of the dispositions as permitted by the Operating Partnership agreements. To ensure that these Properties were sold to the highest bidder who intends to preserve them as affordable housing, the supervisory general partner marketed them with CB Richard Ellis, a national real estate brokerage. The supervisory general partner accepted the highest bid of $1million more than the aggregate amount of the debt encumbering all four Properties. As of December 31, 2004, all four of these Properties were categorized as held for sale. The purchase and sale agreement was finalized on June 13, 2006. The closing was scheduled for December 2006 unless extended for a cost of $10,000 per extension per Property. However, in part because the potential buyer failed to receive allocations of tax credits, and in part because of HUD’s position regarding the pay-down of debt held by it, the potential buyer terminated the sale agreement on December 29, 2006. The managing general partner of the Operating Partnerships exercised its right of first refusal upon the buyer’s withdrawal of its offer. The purchase price had to be reduced because HUD required that the seller repay 50% of the amount of the secondary debt held by HUD at the time of the sale. The sale of these Properties was finalized in May 2008. Although the proposed purchase price for these Properties is greater than the amount of their combined debt, any gain on the sale will be used to pay down the liabilities of NHTLP instead of being distributed to the Unit holders.

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

Liquidity and Capital Resources

If a Property were to lose its governmental rent subsidy, interest subsidy or mortgage insurance, the Operating Partnership holding such a Property might be unable to fund expenses on an ongoing basis.Liquidity shortfalls might be covered by federal governmental subsidy programs, by state and local agencies, or by funds from NHTLP’s reserves, although there is no assurance that such sources would be available or, if available, sufficient to cover any liquidity shortfall. A liquidity shortfall might result in the sale, refinancing, or foreclosure of a Property.

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

As of September 30, 2006, the Operating Partnerships owned four Properties whose government-subsidized rent contracts expired annually and were not subject to optional renewal by the owner. As of January 2008, the contracts for these four Properties had been renewed until mid-2008. In addition, for these four Properties, the managing general partners of the Operating Partnerships and HUD have completed a restructuring proposal that provides for rehabilitation, a reduction of rents and a corresponding reduction of debt service.

Restructuring could affect demand for and cash flow of many of the Properties, as well as potentially create debt forgiveness taxable income. Moreover, a shift to tenant-based subsidies could lead over time to lower occupancies and lower rents, adversely affecting cash flow. The general partners of the Operating Partnership and the General Partner of NHTLP are monitoring the development of HUD policy guidance and legislation. The impact of HUD program restructuring on the Operating Partnerships is unpredictable. Changes could have material adverse effects on certain Operating Partnerships, including effect on sale price, which in turn could have an effect on NHTLP.

As of September 30, 2006, restricted cash was $1,863,000. The restricted cash was composed of NHTLP’s reserve of $218,000 and Operating Partnership reserves of $1,645,000. Deposits and withdrawals from Operating Partnership reserves are generally regulated by a governing federal, state or local agency. NHTLP’s reserves are available to fund repairs and maintenance as well as operational expenses, while the reserves maintained by an Operating Partnership are typically available only for the Property owned by such Operating Partnership. Historically, NHTLP’s reserves have been available to fund obligations of NHTLP, including the management fee payable by NHTLP to the General Partner. As of September 30, 2006, the General Partner voluntarily deferred payment of $2,791,000 of its supervisory and program management fee. The General Partner is under no obligation to continue to defer this fee, and there can be no assurance that NHTLP’s reserves will be sufficient to satisfy the liquidity requirements of any given Operating Partnership in the event that the reserves of such Operating Partnership are insufficient for this purpose or to cover the costs incurred by NHTLP during the disposition period.

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

Results of Operations

The September 30, 2006 net income of $14,652,000 increased by 1332.3% as compared to the September 30, 2005 net loss of $1,189,000. The major reason for the increase in income in 2006 as compared to 2005 was the sale of eight Properties in the first nine months of 2006 as compared to the sale of only one Property in the first nine months of 2005. The Properties that were sold had liabilities in excess of assets resulting in a book gain as the debt was assumed by the buyer or extinguished at the sale. The book gain on the sale of those eight Properties in 2006 totaled $16,406,000. The book gain on the sale of the single Property in 2005 was $18,000. NHTLP’s net income as of September 30, 2006 and September 30, 2005, if the gain on the sale of the Properties is not included in the calculation, is a loss of $1,754,000 for 2006 and a loss of $1,207,000 for 2005, an increase of $547,000 (45.3%) from 2005 to 2006.

Total revenues including discontinued operations were $6,782,000 and $8,765,000, respectively, for the first three quarters of 2006 and the same quarters ended September 30, 2005. Total revenues from continuing operations were $3,165,000 and $3,164,000 for the three quarters ended September 30, 2006 and 2005, respectively. Total revenues from discontinued components were $3,617,000 and $5,601,000 for the three quarters ended September 30, 2006 and 2005, respectively. For the remaining discontinued like Properties, total revenues were $1,916,000 and $1,688,000 for the quarters ended September 30, 2006 and 2005, respectively.

Total expenses exclusive of depreciation and interest for the nine months ended September 30, 2006 and 2005 were $5,638,000 and $6,805,000, respectively. The $1,167,000 (17.1%) decrease in expenses between 2006 and 2005 primarily relates to the sale of eight Properties during 2006. For the remaining like Properties, the expenses exclusive of depreciation and interest for the nine months ended September 30, 2006 increased by $147,000 from the same period in 2005. The increase primarily relates to an increase in administrative expenses of $38,000 (8.9%), an increase in operating and maintenance expenses of $166,000 (31.3%), a decrease in management fees of $30,000 (12.4%), an increase of partnership management fees of $8,000 (3.0%), and an increase in utilities of $30,000 (8.1%).

Total expenses for continuing operations, exclusive of depreciation and interest, for the nine months ended September 30, 2006 and 2005 were $2,681,000 and $2,469,000, respectively. The $212,000 increase in expenses between 2006 and 2005 relates to an increase in administrative expenses of $38,000 (8.9%), an increase in operating and maintenance expenses of $166,000 (31.3%), a decrease in management fees of $30,000 (12.4%), an increase in partnership management fees of $8,000 (3.0%), and an increase in utilities of $30,000 (8.1%). Total expenses for discontinued components, exclusive of depreciation and interest, for the nine months ended September 30, 2006 and 2005 were $2,857,000 and $4,336,000, respectively. For the remaining like Properties, total expenses for the nine months ended September 30, 2006 and 2005, exclusive of depreciation and interest, were $1,315,000 and $1,321,000, respectively.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Mortgages and Promissory Notes

Concurrent with NHTLP’s investment in the Operating Partnerships, the Operating Partnerships assumed the outstanding mortgage loans payable from the sellers and also issued promissory notes payable to the sellers. The mortgage loans were originally issued under various provisions of the National Housing Act from HUD, USDA, Rural Housing Service or various state or local housing agencies. The mortgage loan agreements generally require the Operating Partnership to comply with the terms of regulatory agreements with governmental agencies. These agreements govern, among other things, the funding of replacement reserves and escrows for taxes and insurance, annual distribution to partners and rental of units to low-income individuals and/or families. These loans are collateralized by the Operating Partnerships’ land, buildings, and rental income. As of September 30, 2006, they have maturity dates ranging from 2011 to 2034 and bear interest at rates varying from 7% to 11.25%.

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

MORTGAGE, PROMISSORY NOTE AND CAPITAL RECOVERY OBLIGATIONS

(In Thousands)

Continuing Operations	Total Term Debt	2006	2007	2008	2009	2010	Thereafter
Mortgages	$10,559	$6,006	$154	$167	$181	$197	$3,854
Interest on Mortgages	32	32	0	0	0	0	0
Promissory Notes	5,006	5,006	0	0	0	0	0
Interest on Promissory Notes	8,112	8,112	0	0	0	0	0

Total Continuing Operations	$23,709	$19,156	$154	$167	$181	$197	$3,854

Discontinued Components	Total Term Debt	2006	2007	2008	2009	2010	Thereafter
Mortgages	$5,364	$54	$212	$230	$249	$270	$4,349
Interest on Mortgages	38	38	0	0	0	0	0
Promissory Notes	6,074	1,422	9	9	9	0	4,625
Interest on Promissory Notes	5,029	3,642	0	0	0	0	1,387
*Capital Recovery	33	0	0	0	0	0	33
*Interest on Capital Recovery	9	0	0	0	0	0	9

Total Discontinued Components	$16,547	$5,156	$221	$239	$258	$270	$10,403

Total All Components	$40,256	$24,312	$375	$406	$439	$467	$14,257

*

The capital recovery payments and interest are due from future owners’ distributions for a mortgage restructuring fee on the refinancing under the Mark-To-Market program. They are classified under accounts payable affiliate.

HUD Housing Assistance Payments (HAP) Contracts:

Many of the Operating Partnerships receive their revenues from HUD under the terms of Housing Assistance Payments Contracts (“HAP Contracts”), which provide for rental assistance payments to the Operating Partnerships on behalf of low-income tenants who meet certain qualifications. Management of the Operating Partnerships continues to seek to renew all HAP contracts as they expire. As of September 30, 2006, there were ten Properties with HAP contracts. The HAP contracts for four of these Properties were due to expire during 2007. The majority of the contracts set to expire in 2007 contain annual or six-month renewal terms. As of January 2008, all four of the remaining Properties with HAP contracts due to expire in 2007 have been extended through mid-2008. The following table illustrates the Properties with HAP contracts, along with their respective expiration schedules, as of January 2008.

Property	Next Expiration Date	Automatic Renewal	Final Contract Expiration	Date Property Sold
Bingham Terrace	April 2008	No	April 2010	N/A
Coal Twp.Elderly Housing	June 2018	Yes	June 2018	12/20/07
Griggs Village Apartments	May 2005	No	May 2005	06/21/05
Hazelwood Apartments	June 2018	Yes	June 2018	12/20/07
Mahanoy Elderly Housing	November 2019	Yes	November 2019	12/20/07
Melrose Apartments	June 2007	No	June 2007	03/30/06
Research Park	August 2015	Yes	August 2015	07/07/06
Summit Square	August 2007	No	August 2007	03/30/06
Traverse Woods II	October 2010	No	October 2010	N/A
Washington Court House	September 2007	No	Annual	03/30/06
Wildwood I	September 2007	No	Annual	03/30/06
Wildwood II	July 2007	No	Annual	03/30/06
Wildwood III	July 2007	No	Annual	03/30/06
Willow Creek	April 2008	No	Annual	5/27/08
Willow Garden	April 2008	No	Annual	5/27/08
Willow Park	April 2008	No	Annual	5/27/08
Willow Rock	April 2008	No	Annual	5/27/08
Young Manor	November 2016	No	November 2016	01/31/07

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

•

FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. Based on the guidance of FIN 46 (R), the Operating Partnerships in which NHTLP invests meet the definition of a VIE. However, management does not consolidate NHTLP’s interest in these VIEs under FIN 46(R), as it is not considered to be the primary beneficiary. However, management has presented the combined financial statements of NHTLP and the Operating Partnerships because of the common ownership as discussed in Note 1 of the combined financial statements included in NHTLP’s 2005 annual report.

Going Concern

It has always been contemplated that NHTLP will wind up its affairs and dissolve after the end of the compliance period of each of the Properties. As NHTLP disposes of its Properties after their respective compliance periods or otherwise, the continued existence of NHTLP as a going concern becomes an issue for accounting purposes. Because there are no new properties replacing disposed Properties and because Properties having cash flow in excess of debt service and, therefore, greater value are more readily disposable than Properties having less value, NHTLP would likely not be considered as a going concern for the purpose of generally accepted accounting principles. This is likely to occur before NHTLP disposes of all of its Properties and otherwise winds up its affairs. Accordingly, there is substantial doubt about whether NHTLP will continue as a going concern for accounting purposes. The financial statements that are part of this report do not contain any adjustments to reflect such doubt. NHTLP will be dissolved as soon as the last Property has been sold and the final reporting on NHTLP has been completed. Even with the planned dissolution in the near future, there can be no certainty that NHTLP will be able to continue to pay all its remaining expenses. However, because the dissolution of NHTLP was not imminent as of September 30, 2006, the combined financial statements are presented assuming NHTLP will continue as a going concern.

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

The general partners of certain Operating Partnerships and the managers of certain Properties are not under the control of NHTLP or its General Partner. NHTLP relies on the Operating Partnerships to provide financial information, including audited financial statements, regarding the Properties and the Partnerships in preparing the financial statements of NHTLP. The financial information regarding certain Operating Partnerships with unaffiliated general partners was not provided to NHTLP on a timely basis, and as a result, NHTLP was unable to prepare and file this report on Form 10-Q in a timely manner. As a result, the Chief Executive Officer and the Chief Financial Officer of the General Partner concluded that as of September 30, 2006, the end of the period covered by this report, NHTLP’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

To address this lack of timely reporting, NHTLP has worked together with the unaffiliated general partners of the Operating Partnerships to obtain all necessary financial information and to identify methods for ensuring future timely reporting. For the 2005 audit, the auditors for some of the Operating Partnerships were not Public Company Accounting Oversight Board (PCAOB) registered. This prohibited the auditors of NHTLP from completing an audit of NHTLP until the audit requirements of the Operating Partnership were met. In order to comply with the PCAOB standards, NHTLP’s auditors requested additional documentation from each of the Operating Partnerships that would allow NHTLP’s auditor to complete the Operating Partnership audits according to the PCAOB standards. For 2006 and forward, the additional documentation needed to complete the Operating Partnerships’ audits according to the PCAOB standards is now included in the original documentation request from each of the Operating Partnerships’ auditors at the time of the audit.

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